Form 10-Q
period 1995-06-30
WESTIN HOTELS LTD PARTNERSHIP
filed 1995-08-11
CIK 790549

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark one)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1995

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from______to______

Commission file number 0-15097

                       WESTIN HOTELS LIMITED PARTNERSHIP
- -------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charters)

                     Delaware                                 91-1328985
- -------------------------------------------------     -------------------------
  (State or other jurisdiction of incorporation           (I.R.S. Employer
                or organization)                          Identification No.)

    2001 Sixth Avenue, Seattle, Washington                        98121
- -------------------------------------------------     -------------------------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code           (206) 443-5000
                                                      -------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X         No
                               -----          -----
Indicate the number of shares (units) outstanding of each of the issuer's classes of common stock (units), as of the latest practicable date (applicable only to corporate issuers).

            135,600 limited partnership units issued and outstanding

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                              REPORT ON FORM 10-Q

                      For the Quarter Ended June 30, 1995

                                     INDEX





Part I.      FINANCIAL INFORMATION                                                       Page No.
- ----------------------------------                                                       --------
              Item 1.  Consolidated Financial Statements:

                       Consolidated Balance Sheets                                             3

                       Consolidated Statements of Operations                                   4

                       Consolidated Statements of Partners' Equity                             5

                       Consolidated Statements of Cash Flows                                   6

                       Notes to Consolidated Financial Statements                              7

              Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                8 - 12



Part II.     OTHER INFORMATION
- ------------------------------

             Item 6.  Exhibits and Reports on Form 8-K                                   13 - 14


SIGNATURES                                                                                    15
- ----------

                         PART 1.  FINANCIAL INFORMATION
                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                     ASSETS

                                                                           June 30, 1995    December 31, 1994
                                                                           -------------    -----------------
                                                                            (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                 $  8,273           $  7,602
   Guest and trade accounts receivable, less allowance for
     doubtful accounts of $237 in 1995 and $216 in 1994                         4,877              5,461
   Other receivables                                                              130                138
   Inventories                                                                    676                639
   Prepaid expenses and other current assets                                      816              1,553
                                                                             --------           --------
TOTAL CURRENT ASSETS                                                           14,772             15,393

PROPERTY AND EQUIPMENT, at cost, net of accumulated
   depreciation of $85,740 in 1995 and $84,255 in 1994                        217,423            204,518

RESTRICTED CASH                                                                 8,161             14,352

OTHER ASSETS                                                                      217                 30
                                                                             --------          ---------

TOTAL ASSETS                                                                 $240,573           $234,293
                                                                             ========           ========

                                    LIABILITIES AND EQUITY
CURRENT LIABILITIES:
   Accounts payable:
    Trade and other                                                          $  2,230           $  2,827
    Westin and affiliates                                                         938                820
                                                                             --------           --------
       Total accounts payable                                                   3,168              3,647
   Accrued expenses                                                             8,255              8,888
   Current maturities of long-term obligations                                    182                161
   Other current liabilities                                                      722                640
                                                                             --------           --------
TOTAL CURRENT LIABILITIES                                                      12,327             13,336

LONG-TERM OBLIGATIONS                                                         124,708            123,517
LONG-TERM OBLIGATION TO GENERAL PARTNER                                        26,767             18,142
DEFERRED INCENTIVE MANAGEMENT FEES PAYABLE TO WESTIN                           16,249             16,249
                                                                             --------           --------

TOTAL LIABILITIES                                                             180,051            171,244
                                                                             --------           --------

MINORITY INTERESTS                                                              3,363              3,359
                                                                             --------           --------

PARTNERS' EQUITY (DEFICIT):
   General Partner                                                             (1,713)            (1,590)
   Limited Partners (135,600 Units issued and outstanding)                     58,872             61,280
                                                                             --------           --------
TOTAL PARTNERS' EQUITY                                                         57,159             59,690
                                                                             --------           --------

TOTAL LIABILITIES AND EQUITY                                                 $240,573           $234,293
                                                                             ========           ========




          See accompanying Notes to Consolidated Financial Statements.

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands of Dollars Except Per Unit Data)
                                  (Unaudited)

                                                     Three Months Ended               Six Months Ended
                                                           June 30,                        June 30,
                                                   ----------------------           ---------------------
                                                    1995           1994              1995          1994
                                                   -------        -------           -------       -------
OPERATING REVENUES:
   Rooms                                           $16,060        $15,651           $28,082        $28,094
   Food and beverage                                 7,114          7,526            13,050         14,275
   Other operating departments                       2,348          2,088             4,321          4,113
                                                   -------        -------           -------        -------

TOTAL OPERATING REVENUES                            25,522         25,265            45,453         46,482
                                                   -------        -------           -------        -------

OPERATING EXPENSES:
   Rooms                                             4,669          4,644             8,945          8,929
   Food and beverage                                 6,126          6,306            11,992         12,345
   Other operating departments                         695            675             1,347          1,301
   Administrative and general                        2,655          2,369             4,824          4,503
   Management fees                                     574            216             1,023          1,369
   Advertising and business promotion                1,799          1,747             3,609          3,261
   Property maintenance and energy                   2,054          1,987             3,971          3,925
   Local taxes and insurance                         1,457          1,680             2,747          2,815
   Rent                                                199            108               369            223
   Depreciation and amortization                     1,667          1,381             3,207          3,098
                                                   -------        -------           -------        -------

TOTAL OPERATING EXPENSES                            21,895         21,113            42,034         41,769
                                                   -------        -------           -------        -------

OPERATING PROFIT                                     3,627          4,152             3,419          4,713
                                                   -------        -------           -------        -------

OTHER INCOME (EXPENSE):
   Interest income                                     221             46               503             78
   Interest expense                                 (2,669)        (1,909)           (5,314)        (5,213)
   Interest expense on long-term
      obligation to General Partner                   (622)           (55)           (1,125)           (55)
   Other, net                                          (11)          (350)              (10)          (332)
                                                   -------        -------           -------        -------

NET OTHER EXPENSE                                   (3,081)        (2,268)           (5,946)        (5,522)
                                                   -------        -------           --------       --------

INCOME (LOSS) BEFORE
   MINORITY INTERESTS                                  546          1,884            (2,527)          (809)
MINORITY INTERESTS                                     (21)           (28)               (4)            (9)
                                                   -------        -------           -------        -------

NET INCOME (LOSS)                                  $   525        $ 1,856           $(2,531)       $  (818)
                                                   =======        =======           =======        =======

NET INCOME (LOSS) PER UNIT
   (135,600 Units issued and outstanding)          $  3.87        $ 13.69           $(18.67)       $ (6.03)
                                                   =======        =======           =======        =======





          See accompanying Notes to Consolidated Financial Statements.

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                           (In Thousands of Dollars)
                                  (Unaudited)



                                                                  Six Months Ended June 30, 1995
                                                                  ------------------------------

                                                                  General                Limited
                                                                  Partner                Partners
                                                                  -------                --------
BALANCE AT DECEMBER 31, 1994                                      $(1,590)               $61,280

Net loss                                                             (123)                (2,408)
                                                                  -------                -------

BALANCE AT JUNE 30, 1995                                          $(1,713)               $58,872
                                                                  =======                =======





          See accompanying Notes to Consolidated Financial Statements.

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)


                                                                            Six Months Ended June 30,
                                                                            --------------------------

                                                                              1995              1994
                                                                            --------           -------
OPERATING ACTIVITIES:
   Funds provided by operations                                             $  2,454           $ 3,550
   Net change in receivables, inventories,
      prepaid expenses and other current
      assets, net of accounts payable, accrued
      expenses and other current liabilities                                     262              (307)
                                                                            --------           -------

      Net cash provided by operating activities                                2,716             3,243
                                                                            --------           -------

INVESTING ACTIVITIES:
   Acquisition of property and equipment, net of sales                       (15,749)           (1,355)
   (Increase) decrease in other assets                                          (187)                3
   Increase in restricted cash                                                (9,374)           (8,750)
   Decrease in restricted cash to fund
      acquisition of property and equipment                                   15,916               543
                                                                            --------           -------

      Net cash used in investing activities                                   (9,394)           (9,559)
                                                                            --------           -------


FINANCING ACTIVITIES:
   Increase in long-term obligation to General Partner                         7,500             8,750
   Repayment of long-term obligations                                           (151)           (2,649)
                                                                            --------           -------

      Net cash provided by financing activities                                7,349             6,101
                                                                            --------           -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 671              (215)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 7,602             4,506
                                                                            --------           -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  8,273           $ 4,291
                                                                            ========           =======





          See accompanying Notes to Consolidated Financial Statements.

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

      (1) BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of Westin Hotels Limited Partnership (the "Partnership") and its subsidiary limited partnerships, The Westin St. Francis Limited Partnership and The Westin Chicago Limited Partnership (the "Hotel Partnerships"). The Westin St. Francis Limited Partnership owns and operates The Westin St. Francis in San Francisco, California, and The Westin Chicago Limited Partnership owns and operates The Westin Hotel, Chicago in downtown Chicago, Illinois (individually a "Hotel", collectively the "Hotels"). All significant intercompany transactions and accounts have been eliminated.

      Certain of the 1994 amounts have been reclassified to conform with the 1995 presentation.


      (2) FURTHER INFORMATION

      Reference is made to "Notes to Consolidated Financial Statements" contained in the Partnership's Annual Report on Form 10-K filed for 1994 for information regarding significant accounting policies, Partnership organization, restructuring of mortgage loans, accrued expenses, long-term obligations, commitments, and related party transactions.

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The primary market focus of The Westin St. Francis and The Westin Hotel, Chicago (individually a "Hotel", collectively the "Hotels") is on business travelers, conventions and other groups and, in the case of The Westin St. Francis, tourists. The Hotels' business activities continue to follow national economic trends. Both The Westin St. Francis and The Westin Hotel, Chicago experience seasonal trends with their lowest occupancy levels occurring in the first quarter and relatively steady increases throughout the remainder of the year corresponding to group and convention seasons.

      On May 12, 1995, Aoki Corporation sold for $537 million all of the stock of Westin Hotel Company, which it has held indirectly through its wholly-owned subsidiary, Caesar Park Hotel Investment, Inc. Westin Hotel Company was sold to a joint venture formed specifically for the purpose of this acquisition by Starwood Capital Group, L.P., affiliates of Goldman, Sachs & Co., and The Edward Thomas Companies. Nomura Asset Capital Corporation has provided the financing. Goldman, Sachs & Co. is an international investment banking firm and has been an investor in both real estate and corporate ventures through its Whitehall Funds and GS Capital Partners Fund. Starwood Capital Group, L.P. is a private firm that invests on behalf of its principals, high net worth and institutional partners. The Edward Thomas Companies is a Beverly Hills-based hotel company that owns and operates hotels, including Shutters on the Beach in Santa Monica.

      Westin Hotel Company owns 100% of Westin Realty Corp., the sole General Partner of Westin Hotels Limited Partnership (the "Partnership"), as well as 100% of the St. Francis Hotel Corporation and 909 North Michigan Avenue Corporation, the respective general partners (the "Hotel General Partners") of the subsidiary limited partnerships, The Westin St. Francis Limited Partnership and The Westin Chicago Limited Partnership (the "Hotel Partnerships"), that directly own and operate the Hotels.

      The sale of Westin Hotel Company does not change the structure of the General Partners' and Limited Partners' ownership interests in either the Partnership or Hotel Partnerships. Moreover, none of the new owners of Westin Hotel Company have any beneficial ownership interest in the Partnership as a Limited Partner.

      The new owners of Westin have announced the appointment of Juergen Bartels as Chairman and Chief Executive Officer of Westin Hotel Company. Their present intentions are to retain current management and actively pursue the growth and promotion of Westin.

RESULTS OF OPERATIONS

      This section analyzes the fluctuations between the three and six month periods ended June 30, 1995 and 1994. References made to the results for the period ended June 30, 1994 are taken from the historical financial statements of the Partnership for that period. The term Restructuring Agreement refers to the restructuring of the Hotels' mortgage loans completed in 1994. The table below presents key statistics used in the analysis:


                                                    Three Months Ended             Six Months Ended
                                                          June 30,                     June 30,
                                                    -------------------       ----------------------
                       Combined                      1995        1994              1995        1994
            ------------------------------          -------     -------          --------    --------
            Average Room Rate (ARR)                 $125.86     $116.41            $123.87     $116.53
            Occupancy Rate                             72.4%       76.2%              64.7%       68.7%
            Profit Margin as a Percentage
            of Revenues:
                Rooms                                  70.9%       70.3%              68.1%       68.2%
                Food and Beverage                      13.9%       16.2%               8.1%       13.5%



Three Months Ended 1995 Compared With 1994

     During the second quarter of 1995, the Partnership realized a $3,627,000 operating profit, down $525,000 from the operating profit for the same 1994 three-month period as increases in operating expenses outpaced revenue improvements. Operating revenues improved by $257,000 reflecting growth in the rooms division and other operating departments which offset revenue declines in the food and beverage division. The Partnership's operating expenses increased by $782,000 as reductions in food and beverage operations and local taxes and insurance were not sufficient to offset increases in management fees, administrative & general costs, and the non-cash depreciation and amortization expense. The change in management fees in connection with the Restructuring Agreement resulted in a reduction in 1994 for previously accrued management fees. Depreciation and amortization increased due to depreciation of renovation cost as rooms were returned to service.

     The 2.6 percent growth in rooms revenues to $16,060,000, from $15,651,000, reflected an 8.1 percent improvement in the combined average room rate. This improvement was partially offset by lower occupancy levels at both Hotels, down
3.8 percentage points from last year's combined level. The Westin St. Francis, with approximately 1200 rooms, achieved the greatest improvement in rooms revenue to $10,567,000, up $241,000 from the 1994 level, as the average house rate rose 7.4 percent. The Westin Hotel, Chicago, with approximately 740 rooms, also experienced house rate improvements, up 9.4 percent from the 1994 level, to $5,493,000. The Westin St. Francis' occupancy levels were impacted by the renovations occurring in the main building, which are nearing completion, while The Westin Hotel, Chicago experienced lower group volumes as compared to last year's level.

     Due to slower banquet sales and with lower occupancy levels at both Hotels, combined food and beverage revenues declined by 5.5 percent to $7,114,000 from $7,526,000 for the same 1994 period. In addition, The Westin Hotel, Chicago's revenues were further impacted by the reconfiguration and remodeling of the Hotel's public facilities. Individually, The Westin St. Francis experienced a $289,000 decline to

$4,829,000, while The Westin Hotel, Chicago's results declined by $123,000 to $2,285,000 when compared to last year's levels. Management is in the process of addressing ways to improve this division's profitability, as discussed below.

     Combined rooms profits increased $384,000 to $11,391,000 when compared with the second quarter of 1994. The majority of this increase is attributable to higher revenues at both Hotels, as related costs were comparable to 1994 levels. Combined food and beverage profits dropped $232,000 to $988,000 as both Hotels were unable to significantly lower related costs and banquet business declined. Management continues to strive to maintain operations at levels commensurate with those attained in 1994.

     Combined profits from other operating departments, up $240,000 from 1994 levels, contributed $1,653,000 to the gross operating profit due to a combination of revenue improvements, including the implementation of a new tenant lease at The Westin St. Francis, and a $50,000 one-time rebate for telephone service at The Westin Hotel, Chicago. Management fees, as discussed earlier, increased by $358,000 as 1994 accruals were reduced as a result of the debt restructuring that took place last year. The 1995 base management fees reflect the lower fee percentage (2.25%) stipulated in the Restructuring Agreement. Administrative and general expense increased $286,000 reflecting contractual labor bonuses and higher credit card fees.

     Interest income increased by $175,000 for the interest earned by the Partnership on the FF&E Reserve Accounts containing the funds used to support the Hotels' renovations. Interest expense on the mortgage loans increased $760,000 due to the cumulative adjustment made in 1994 which reduced interest expense reported for that period as a result of the debt restructuring. As provided in the debt restructuring, the General Partner has completed the funding of the subordinated loan (listed as Long-term Obligation to General Partner on the Consolidated Balance Sheets) in the amount of $25,000,000, for the capital renovations. The Partnership accrued interest expense on this subordinated loan, which bears interest at an annual rate of prime plus 1% as specified in the Partnership Agreement, totalling $622,000 during this three-month period.

Six Months Ended 1995 Compared With 1994

     The Partnership's $3,419,000 operating profit for the six months ended June 30, 1995 declined $1,294,000 from last year's level of $4,713,000. The operating results reflected profit declines in food and beverage operations and higher advertising and business promotion expense due to special promotions and staffing of positions vacant during the first quarter of 1994. As a result of the decline in operating profit and higher interest expense, the Partnership's net loss of $2,531,000, for the six-month period, was $1,713,000 greater than that for the same 1994 period.

     The Westin St. Francis achieved a 4.3 percent increase in its average room rate which essentially was offset by the 3 percentage point decline in occupancies, resulting in a slight decline (0.3 percent) in rooms revenue to $19,539,000 as compared to last year's $19,595,000. The Westin St. Francis experienced a slight increase in rooms related costs due to higher travel agency commissions. The Westin Hotel, Chicago achieved a 10.2 percent improvement in the average room rate and, even though the Hotel's occupancy rate slid 5.6 percentage points as the renovations were completed, The Westin Hotel, Chicago realized a $44,000 improvement in rooms revenue. At the same time, The Westin Hotel, Chicago was able to lower related costs, thereby improving the profit generated by its rooms division by $53,000 over the same period last year.

     Combined food and beverage profits declined $872,000 to $1,058,000 as both Hotels suffered from slow banquet sales. The Westin Hotel, Chicago has reconfigured its food and beverage outlets to improve operating results in this division while continuing to service the guests' needs. The Westin St. Francis is in the early stages of implementing a plan to provide more space for banquet business with the goal of increasing banquet revenues thereby improving this division's profitability.

     In view of the Hotels' performance during the first six months of 1995 and the potential for lower revenues throughout the remainder of 1995, management is focusing on the implementation of additional cost containment measures.

Liquidity and Capital Resources

     The Partnership had cash and cash equivalents of $8,273,000 at June 30, 1995, a $671,000 increase from December 31, 1994. During the first six months of 1995, funds contributed by operations equaled $2,716,000. Available Net Cash Flow (defined in the Restructuring Agreement) in the amount of $1,874,000 was funded into the FF&E Reserve Accounts as stipulated in the Restructuring Agreement.

     The FF&E Reserve Accounts are funded by the proceeds of the Partnership's subordinated loan from the General Partner and Available Net Cash Flow as stipulated in the Restructuring Agreement and are included in restricted cash in the Consolidated Financial Statements. During 1995, the Partnership received $7,500,000 in additional funding from the subordinated loan from the General Partner, which was contributed to the FF&E Reserve Account for The Westin St. Francis. This additional funding along with the $1,874,000 from available net cash flow comprises the $9,374,000 increase in restricted cash for the six months ended June 30, 1995.

     Second quarter capital expenditures totalling $7,548,000, the majority of which occurred at The Westin St. Francis, were primarily funded from the FF&E Reserve Accounts. So far this year, a total of $15,749,000 has been expended for capital expenditures with an additional $16,500,000 anticipated to be spent throughout the remainder of 1995. These expenditures will be funded from the FF&E Reserve Accounts and Available Net Cash Flow from 1995 operations. On or before August 14, 1995, $2,647,000 will be deposited to the FF&E Reserve Accounts from Net Available Cash Flow as stipulated in the Restructuring Agreement.

     For 1995, the capital budget (including funds spent prior to June 30, 1995 and expenditures projected for the remaining six months) totals $32.2 million. Of this amount, The Westin St. Francis budgeted $26.1 million for capital improvements in 1995, of which $11.3 million will be spent on guest rooms, $0.8 million on food and beverage outlets, $10.3 million in other areas including fire, life, and safety upgrades and ADA compliance, and $3.7 million on the facade project. As of June 30, 1995, 70 percent of the main building guest rooms was completed and the Hotel has begun work on the Tower guest rooms. The Westin Hotel, Chicago budgeted $6.1 million for capital improvements in 1995 of which $3.5 million will be spent on rooms renovations, $1.5 million for equipment and other renovations including the lobby and facade, and $1.1 million for food and beverage outlets. Except for the suites and facade, all work has been completed in the Hotel. Expenditures in 1996 will total approximately $10.2 million as the Hotels continue work on the facades and food and beverage outlets with the major portion of these expenditures slated for work at The Westin St. Francis. These estimated amounts are within the limits required by the Restructuring Agreement. At this time, the General Partner anticipates that Available Net Cash Flow from operations and funds deposited to the FF&E Reserve Accounts will provide adequate funding for these expenditures. As in prior years, the General Partner will continue to closely monitor the Partnership's cash flow and timing of capital expenditures. The facade restoration will continue beyond 1996 with a current projected 1998 completion date.

     The General Partner believes that, under the Restructuring Agreement, the Partnership's liquidity will be improved significantly. However, no cash distributions to the Limited Partners may be made during 1995 as provided in the Restructuring Agreement, although distributions may occur in 1996 from the FF&E Reserve Accounts and in 1997 and thereafter from available cash flow. In either case, Limited Partner distributions must be based on the Hotels first achieving certain performance levels as specifically outlined in the Restructuring Agreement. At this time, achieving these levels, thus allowing for a cash distribution to the Limited Partners in 1996, appears unlikely.

     When the Partnership was formed in 1986, it was anticipated that a sale or refinancing of the Hotels would be explored after eight years of Partnership operations. Beginning with 1994, the Partnership Agreement directed the General Partner to actively review opportunities to sell or refinance the Hotel properties on behalf of the Partnership. Last year, the General Partner emphasized restructuring the debt to stabilize both Hotels and to allow them to remain competitive in their respective markets. In 1995, the General Partner is focusing on overseeing the renovations at both Hotels with the goal of minimizing their negative impact on operations as much as possible. The real estate market for luxury hotels has been improving and the General Partner will closely monitor these market conditions. The General Partner anticipates that this direction will best improve the Partnership's overall financial position and ultimately optimize the value of the Partnership's properties in the real estate market.

                           PART II. OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K

     (a)     Exhibits.

     4.      Instruments defining the rights of security holders.

     4.1     Amended and Restated Agreement of Limited Partnership of Westin
             Hotels Limited Partnership. (1)

     4.2     Amended and Restated Agreement of Limited Partnership of The
             Westin St. Francis Limited Partnership. (1)

     4.3     First Amendment to Amended and Restated Agreement of Limited
             Partnership of The Westin St. Francis Limited Partnership. (3)

     4.4     Amended and Restated Agreement of Limited Partnership of The
             Westin Chicago Limited Partnership. (1)

     4.5     First Amendment to Amended and Restated Agreement of Limited
             Partnership of The Westin Chicago Limited Partnership. (3)

     10.     Material contracts.

     10.1    Restructuring Agreement dated as of June 2, 1994. (3)

     10.2    Amended and Restated Management Agreements between The Westin St.
             Francis Limited Partnership and Westin Hotel Company, and between
             The Westin Chicago Limited Partnership and Westin Hotel Company, for property management services. (2)

     10.3    First Amendments to Amended and Restated Management Agreements of
             The Westin St. Francis Limited Partnership and of The Westin
             Chicago Limited Partnership. (3)

     10.4    Contribution Agreement between St. Francis Hotel Corporation and
             The Westin St. Francis Limited Partnership, and between 909 North
             Michigan Avenue Corporation and The Westin Chicago Limited
             Partnership, for contribution of Hotel assets and the transfer of limited partnership interests. (2)

     10.5    Promissory Note of St. Francis Hotel Corporation dated August 21,
             1986 to Teacher Retirement System of Texas. (1)

     10.6    First Amendment to Promissory Note of St. Francis Hotel
             Corporation dated as of June 2, 1994. (3)

     10.7    Deed of Trust, Financing Statement, Security Agreement and
             Fixture filing dated August 21, 1986 respecting The Westin
             St. Francis. (1)

     10.8    First Amendment to Deed of Trust, Financing Statement, Security
             Agreement and Fixture Filing dated as of June 2, 1994. (3)

     10.9    Promissory Note of 909 North Michigan Avenue Corporation dated
             August 21, 1986 to Teacher Retirement System of Texas. (1)

     10.10   First Amendment to Promissory Note of 909 North Michigan Avenue
             Corporation dated as of June 2, 1994. (3)

     10.11   Mortgage and Security Agreement dated August 21, 1986 for The
             Westin Hotel, Chicago. (1)

     10.12   First Amendment to Mortgage and Security Agreement dated as of
             June 2, 1994. (3)

     10.13   St. Francis FF&E Escrow Agreement dated as of June 2, 1994. (3)

     10.14   Chicago FF&E Escrow Agreement dated as of June 2, 1994. (3)

     10.15   Promissory Note dated June 2, 1994 in favor of Westin Realty Corp.
             by Westin Hotels Limited Partnership. (3)

     10.16   Loan Agreement dated as of June 2, 1994 between Westin Hotels
             Limited Partnership and Westin Realty Corp. (3)

     27.     Financial Data Schedule
- --------------------

     (1) Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.3, 10.4, 10.5 and 10.6, respectively, to the Partnership's 1986 Annual Report on Form 10-K.

     (2) Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Partnership's Registration Statement on Form S-11 (No.33- 3918).

     (3) Incorporated by reference to Exhibits 4.3, 4.5, 10.1, 10.3, 10.6, 10.8, 10.10, 10.12, 10.13, 10.14, 10.15, and 10.16, respectively, to the
     Partnership's Form 10-Q for the period ending June 30, 1994.


     (b) Reports on Form 8-K.

             Report dated May 26, 1995 announcing the sale of Westin Hotel Company, manager of the Hotels and controlling affiliate of the General Partner and Hotel General Partners.

             Report dated June 9, 1995 announcing the appointment of Arthur Andersen LLP as Registrant's certifying accountant.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington, on the 9th day of August, 1995.

                                       WESTIN HOTELS LIMITED PARTNERSHIP
                                       (a Delaware limited partnership)

                                       By:  WESTIN REALTY CORP.,
                                            Its sole General Partner


                                       By:     /s/ Raymond J. Whitty
                                            ----------------------------------
                                               Raymond J. Whitty, Director,
                                               Vice President, Chief Financial
                                               Officer and Treasurer