Form 10-Q
period 1995-09-30
WESTIN HOTELS LTD PARTNERSHIP
filed 1995-11-09
CIK 790549

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 (Mark   one)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1995

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from____to____

Commission file number 0-15097

                        WESTIN HOTELS LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charters)

            Delaware                                            91-1328985
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)


     2001 Sixth Avenue, Seattle, Washington                        98121
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code            (206) 443-5000



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes    X     No
                                                           -------     -------

Indicate the number of shares (units) outstanding of each of the issuer's classes of common stock (units), as of the latest practicable date (applicable only to corporate issuers).


            135,600 limited partnership units issued and outstanding

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                               REPORT ON FORM 10-Q

                    For the Quarter Ended September 30, 1995

                                      INDEX


Part I.      FINANCIAL INFORMATION                                   Page No.
                                                                     --------

        Item 1.   Consolidated Financial Statements:

                  Consolidated Balance Sheets                            3

                  Consolidated Statements of Operations                  4

                  Consolidated Statements of Partners' Equity            5

                  Consolidated Statements of Cash Flows                  6

                  Notes to Consolidated Financial Statements             7

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    8 - 11


Part II.     OTHER INFORMATION

        Item 5.   Other Information                                      12

        Item 6.   Exhibits and Reports on Form 8-K                       12 - 13


SIGNATURES                                                                14

                          PART 1. FINANCIAL INFORMATION
                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                     ASSETS

                                                            September 30, 1995  December 31, 1994
                                                            ------------------  -----------------
                                                                (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                     $  10,006          $   7,602
   Guest and trade accounts receivable, less allowance for
     doubtful accounts of $246 in 1995 and $216 in 1994              5,414              5,461
   Other receivables                                                    61                138
   Inventories                                                         608                639
   Prepaid expenses and other current assets                         1,642              1,553
                                                                 ---------          ---------
TOTAL CURRENT ASSETS                                                17,731             15,393

PROPERTY AND EQUIPMENT, at cost, net of accumulated
   depreciation of $87,683 in 1995 and $84,255 in 1994             221,993            204,518

RESTRICTED CASH                                                      4,387             14,352

OTHER ASSETS                                                           239                 30
                                                                 ---------          ---------

TOTAL ASSETS                                                     $ 244,350          $ 234,293
                                                                 =========          =========


                             LIABILITIES AND EQUITY
CURRENT LIABILITIES:
   Accounts payable:
    Trade and other                                              $   2,011          $   2,827
    Westin and affiliates                                              962                820
                                                                 ---------          ---------
       Total accounts payable                                        2,973              3,647
   Accrued expenses                                                  9,255              8,888
   Current maturities of long-term obligations                         173                161
   Other current liabilities                                           872                640
                                                                 ---------          ---------
TOTAL CURRENT LIABILITIES                                           13,273             13,336

LONG-TERM OBLIGATIONS                                              125,177            123,517
LONG-TERM OBLIGATION TO GENERAL PARTNER                             27,426             18,142
DEFERRED INCENTIVE MANAGEMENT FEES
   PAYABLE TO WESTIN                                                16,249             16,249
                                                                 ---------          ---------

TOTAL LIABILITIES                                                  182,125            171,244
                                                                 ---------          ---------

MINORITY INTERESTS                                                   3,395              3,359
                                                                 ---------          ---------

PARTNERS' EQUITY (DEFICIT):
   General Partner                                                  (1,764)            (1,590)
   Limited Partners (135,600 Units issued and outstanding)          60,594             61,280
                                                                 ---------          ---------
TOTAL PARTNERS' EQUITY                                              58,830             59,690
                                                                 ---------          ---------

TOTAL LIABILITIES AND EQUITY                                     $ 244,350          $ 234,293
                                                                 =========          =========


          See accompanying Notes to Consolidated Financial Statements.

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands of Dollars Except Per Unit Data)
                                   (Unaudited)

                                                    Three Months Ended               Nine Months Ended
                                                        September 30,                   September 30,
                                                  -----------------------          -----------------------
                                                    1995           1994              1995           1994
                                                  --------       --------          --------       --------

OPERATING REVENUES:
   Rooms                                          $ 16,663       $ 15,976          $ 44,745       $ 44,070
   Food and beverage                                 6,196          7,052            19,246         21,327
   Other operating departments                       2,451          2,161             6,772          6,274
                                                  --------       --------          --------       --------

TOTAL OPERATING REVENUES                            25,310         25,189            70,763         71,671
                                                  --------       --------          --------       --------

OPERATING EXPENSES:
   Rooms                                             4,612          4,872            13,557         13,801
   Food and beverage                                 5,249          6,136            17,241         18,481
   Other operating departments                         710            723             2,057          2,024
   Administrative and general                        2,144          2,191             6,968          6,694
   Management fees                                     570          1,459             1,593          2,828
   Advertising and business promotion                1,544          1,785             5,153          5,046
   Property maintenance and energy                   2,064          2,178             6,035          6,103
   Local taxes and insurance                         1,497           (639)            4,244          2,176
   Rent                                                201            125               570            348
   Depreciation and amortization                     1,904          1,610             5,111          4,708
                                                  --------       --------          --------       --------

TOTAL OPERATING EXPENSES                            20,495         20,440            62,529         62,209
                                                  --------       --------          --------       --------

OPERATING PROFIT                                     4,815          4,749             8,234          9,462
                                                  --------       --------          --------       --------

OTHER INCOME (EXPENSE):
   Interest income                                     214            322               717            400
   Interest expense                                 (2,670)        (2,683)           (7,984)        (7,896)
   Interest expense on long-term
      obligation to General Partner                   (659)          (230)           (1,784)          (285)
   Other, net                                            3              7                (7)          (325)
                                                  --------       --------          --------       --------

NET OTHER EXPENSE                                   (3,112)        (2,584)           (9,058)        (8,106)
                                                  --------       --------          --------       --------

INCOME (LOSS) BEFORE
   MINORITY INTERESTS                                1,703          2,165              (824)         1,356
MINORITY INTERESTS                                     (32)           (30)              (36)           (39)
                                                  --------       --------          --------       --------

NET INCOME (LOSS)                                 $  1,671       $  2,135          $   (860)      $  1,317
                                                  ========       ========          ========       ========

NET INCOME (LOSS) PER UNIT
   (135,600 Units issued and outstanding)         $  12.32       $  15.74          $  (6.34)      $   9.71
                                                  ========       ========          ========       ========


          See accompanying Notes to Consolidated Financial Statements.

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                            (In Thousands of Dollars)
                                   (Unaudited)



                                                                    Nine Months Ended September 30, 1995
                                                                    ------------------------------------

                                                                       General                Limited
                                                                       Partner                Partners
                                                                       -------                --------



BALANCE AT DECEMBER 31, 1994                                         $ (1,590)                $ 61,280

Net loss                                                                 (174)                    (686)
                                                                     --------                 --------
BALANCE AT SEPTEMBER 30, 1995                                        $ (1,764)                $ 60,594
                                                                     ========                 ========


          See accompanying Notes to Consolidated Financial Statements.

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)


                                                                          Nine Months Ended September 30,
                                                                          -------------------------------

                                                                              1995              1994
                                                                            --------          --------

OPERATING ACTIVITIES:
   Funds provided by operations                                           $    7,132          $  8,944
   Net change in receivables, inventories,
      prepaid expenses and other current
      assets, net of accounts payable, accrued
      expenses and other current liabilities                                      (9)           (2,020)
                                                                            --------          --------

      Net cash provided by operating activities                                7,123             6,924
                                                                            --------          --------

INVESTING ACTIVITIES:
   Acquisition of property and equipment, net of sales                       (22,223)           (2,331)
   (Increase) decrease in other assets                                          (209)                3
   Increase in restricted cash                                               (12,020)          (12,750)
   Decrease in restricted cash to fund
      acquisition of property and equipment                                   22,439             2,337
                                                                            --------          --------

      Net cash used in investing activities                                  (12,013)          (12,741)
                                                                            --------          --------

FINANCING ACTIVITIES:
   Increase in long-term obligation to General Partner                         7,500            12,750
   Repayment of long-term obligations                                           (206)           (2,794)
                                                                            --------          --------

      Net cash provided by financing activities                                7,294             9,956
                                                                            --------          --------

INCREASE IN CASH AND CASH EQUIVALENTS                                          2,404             4,139

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 7,602             4,506
                                                                            --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 10,006          $  8,645
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

      The consolidated financial statements and related information for the periods ended September 30, 1995 and September 30, 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the results of these interim periods have been included. All such interim adjustments are of a normal recurring nature. The results of operations for the periods ending September 30, 1995 and September 30, 1994 should not be regarded as indicative of the results that may be expected for the full year.

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


RESULTS OF OPERATIONS

      This section analyzes the fluctuations between the three- and nine-month periods ended September 30, 1995 and 1994. References made to the results for the period ended September 30, 1994 are taken from the historical financial statements of the Partnership for that period. The term Restructuring Agreement refers to the restructuring of the Hotels' mortgage loans completed in 1994. The table below presents key statistics used in the analysis:


                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                     -------------------           -------------------
                       Combined                        1995        1994              1995       1994
            ------------------------------           -------     -------           -------     -------

            Average Room Rate (ARR)                  $122.96     $113.91           $123.53     $115.57
            Occupancy Rate                             76.2%       78.6%             68.6%       72.0%
            Profit Margin as a Percentage
            of Revenues:
                Rooms                                  72.3%       69.5%             69.7%       68.7%
                Food and Beverage                      15.3%       13.0%             10.4%       13.3%


Three Months Ended 1995 Compared With 1994

     During the third quarter of 1995, the Partnership's operating profits improved by $66,000 to $4,815,000 as compared to the prior year reflecting the $121,000 growth in revenues. Operating revenues were positively impacted by revenue growth in the rooms division and other operating departments. Revenues declined in the food and beverage division as outlets were closed and converted to banquet space with the goal of increasing profit margins. In addition, the Partnership benefited from lowered costs in all areas other than local taxes and insurance, rent, and the non-cash depreciation and amortization expense. The change in management fees reflected lower accrual of incentive management fees due to the high level of capital expenditures, in accordance with the management contract. Depreciation and amortization increased as rooms were returned to service following the completion of their renovation. The expense for local taxes and insurance was significantly higher than last year's levels since 1994 reflected the effect of a one-time rebate of property taxes at The Westin St. Francis.

     The 4.3 percent growth in rooms revenues to $16,663,000, from $15,976,000, reflected a 7.9 percent improvement in the combined average room rate. This improvement was partially offset by lower occupancy levels at both Hotels, down
2.4 percentage points from last year's combined level. The Westin Hotel, Chicago achieved the greatest improvement in rooms revenue to $5,767,000, up $637,000 from the 1994 level. This improvement reflected the 13.9 percent improvement in the average room rate as the Hotel was able to attain higher rates for the renovated rooms product. The Westin St. Francis also achieved improvements in the average room rate, up 5.3 percent from the 1994 level, consequently its rooms revenue grew to $10,896,000. The Westin St. Francis' occupancy levels continued to be impacted by the rooms renovations, however not as significantly as in earlier quarters this year. Renovations in the main building were completed and work commenced in the tower during this third period. The Westin Hotel, Chicago experienced a slight decline in occupancy reflecting the non-renewal of a low-margin contract.

     Due to the temporary closure of some outlets during the renovation period and slower banquet sales at both Hotels, combined food and beverage revenues declined by 12.1 percent to $6,196,000 from $7,052,000 for the same 1994 period. In addition, both Hotels' revenues were further impacted by the reconfiguration and remodeling of the public facilities. Individually, The Westin St. Francis experienced a $747,000 decline to $4,338,000, while The Westin Hotel, Chicago's results declined by $109,000 to $1,858,000 when compared to last year's levels.

     Combined rooms profits increased $947,000 to $12,051,000 when compared with the third quarter of 1994. The majority of this increase is attributable to higher average room rates at both Hotels, although related costs were lowered through the implementation of additional cost containment programs. Combined food and beverage profits improved by $31,000 to $947,000 as savings from additional cost containment measures at The Westin Hotel, Chicago offset the lower profits at The Westin St. Francis. Despite the current rooms renovations, management continues to strive to maintain operations at levels commensurate with those attained in 1994 and is implementing additional cost containment measures, including labor force adjustments, at both Hotels.

     Combined profits from other operating departments, up $303,000 from 1994 levels, contributed $1,741,000 to the operating profit due to a combination of revenue improvements, including the implementation of a new tenant lease at The Westin St. Francis, and stronger pricing strategies at The Westin Hotel, Chicago. Management fees, as discussed earlier, declined significantly ($889,000) as compared with 1994 levels to $570,000 as a result of the extensive renovation work taking place at both Hotels. The majority of this work, however, occurred at The Westin St. Francis.

     Interest income earned by the Partnership on the FF&E Reserve Accounts declined by $108,000, as funds were disbursed for the Hotels' renovations. The Partnership's accrued interest expense on the subordinated loan, which bears interest at an annual rate of prime plus 1% as specified in the Partnership Agreement, totaled $659,000 during this three-month period.

Nine Months Ended 1995 Compared With 1994

     The Partnership's $8,234,000 operating profit for the nine-month period ended September 30, 1995 declined $1,228,000 from last year's level of $9,462,000. The operating results reflected profit declines in food and beverage operations, higher local taxes and insurance expense due to the previously mentioned 1994 tax rebate at The Westin St. Francis, and lower management fees. The management fees decreased due to the higher level of capital spending for the renovations at both Hotels. As a result of the decreased operating profit and higher interest expense, the Partnership's net loss of $860,000, for the nine-month period, reflected a $2,177,000 decline from the 1994 profit of $1,317,000.

     The Westin St. Francis achieved a 4.7 percent increase in its average room rate which was offset by the 3.1 percentage point decline in occupancy. Despite the closure of rooms for renovation, the Hotel's rooms revenue remained at last year's levels, $30,436,000 in 1995 as compared to $30,442,000 in 1994. As a result of the lower level of occupancy, The Westin St. Francis reduced related rooms costs by $176,000, a 1.8% saving. The Westin Hotel, Chicago achieved an
11.6 percent increase in the average room rate and, even with a 4 percentage point drop in the Hotel's occupancy rate due to the previously mentioned change in business mix, The Westin Hotel, Chicago realized a $681,000 improvement in rooms revenue. As with The Westin St. Francis, The Westin Hotel, Chicago reduced related costs, thereby improving the profit generated by its rooms division by $749,000 over the same period last year.

     Combined food and beverage profits declined $841,000 to $2,005,000 as both Hotels suffered from slow banquet sales and lower occupancy levels. The Westin Hotel, Chicago is actively pursuing a cost containment program with the goal of improving operating results in this division while continuing to provide quality service. The Westin St. Francis is implementing a plan to provide more space for banquet business with the goal of increasing banquet revenues thereby improving this division's profitability.

     Interest expense on the subordinated debt totaled $1,784,000, compared to $285,000 in 1994, as the Partnership accrued interest on the $25,000,000 loan from the General Partner discussed earlier.

     In view of the Hotels' decreased operating revenues during the first nine months of 1995 and the anticipated lower revenues throughout the remainder of 1995 at The Westin St. Francis, management is focusing on expanding the Hotels' cost containment measures to boost over-all performance for the year.

Liquidity and Capital Resources

     The Partnership had cash and cash equivalents of $10,006,000 at September 30, 1995, a $2,404,000 increase from December 31, 1994. During the first nine months of 1995, net cash contributed by operating activities equaled $7,123,000. Available Net Cash Flow in the amount of $4,520,000 was funded into the FF&E Reserve Accounts as stipulated in the Restructuring Agreement.

     The FF&E Reserve Accounts are funded by the proceeds of the Partnership's subordinated loan from the General Partner and Available Net Cash Flow as stipulated in the Restructuring Agreement and are included in restricted cash in the Consolidated Financial Statements. During 1995, the Partnership received $7,500,000 in additional funding from the subordinated loan from the General Partner, which was contributed to the FF&E Reserve Account for The Westin St. Francis. This additional funding, along with the $4,520,000 from available net cash flow, comprises the $12,020,000 increase in restricted cash for the nine months ended September 30, 1995.

     Third quarter capital expenditures totaling $6,474,000, the majority of which occurred at The Westin St. Francis, were primarily funded from the FF&E Reserve Accounts. Since January 1, 1995, a total of $22,223,000 has been expended for capital expenditures with an additional $5,914,000 anticipated to be spent throughout the remainder of 1995. These expenditures will be funded from the FF&E Reserve Accounts and Available Net Cash Flow from 1995 operations. On or before November 14, 1995, an additional $4,213,000 will be deposited to the FF&E Reserve Accounts from Net Available Cash Flow as stipulated in the Restructuring Agreement.

     The 1995 capital budget (including funds spent prior to September 30, 1995 and expenditures projected for the remaining three months) has been adjusted downward, by $1.1 million, to $31.1 million. As stipulated by the Restructuring Agreement, variances from the original estimated amounts reflect timing adjustments and have either been approved by the lender or are within the limits required by the Restructuring Agreement. Of this amount, The Westin St. Francis anticipates spending $24.7 million for capital improvements in 1995, $1.4 million less that originally budgeted, of which $11.5 million will be spent on guest rooms, $0.5 million on food and beverage outlets, $9.3 million in other areas including fire, life, safety upgrades and ADA compliance, and $3.4 million on the facade project. As of September 30, 1995, the main building guest rooms had been completed and the Hotel has begun work on the Tower guest rooms. The Westin Hotel, Chicago anticipates spending $6.4 million, $300,000 over the original budgeted $6.1 million for capital improvements in 1995. Of this amount, $3.8 million will be spent on rooms renovations, $1.5 million for equipment and other renovations including the lobby and facade, and $1.1 million for food and beverage outlets. Except for the suites and facade, all work has been completed in the Hotel.

     Expenditures in 1996 will total approximately $12.6 million. The Hotels will continue work on the facades and food and beverage outlets and complete the fire, life, safety upgrades. The major portion of these expenditures are slated for work at The Westin St. Francis. At this time, the General Partner anticipates that Available Net Cash Flow from operations and funds deposited to the FF&E Reserve Accounts will provide adequate funding for these expenditures. As in prior years, the General Partner will continue to closely monitor the Partnership's cash flow and timing of capital expenditures. The facade restoration will continue beyond 1996 with a current projected 1998 completion date.

     The General Partner believes that the Partnership's liquidity will continue to improve as a result of the Restructuring Agreement. However, no cash distributions to the Limited Partners may be made during 1995 as provided in the Restructuring Agreement. It also appears unlikely that distributions will occur in 1996 since the Hotels have not achieved the levels of performance, as specifically outlined in the Restructuring Agreement, which would allow the resumption of distributions in 1996. However, the General Partner anticipates, barring any unforeseen adverse occurrence, that the Partnership will be in a position to resume distributions to the Limited Partners in 1997 and thereafter from available cash flow. It is important to note that in order for this to occur, Limited Partner distributions must be based on the Hotels first achieving certain performance levels as specified in the Restructuring Agreement.

     When the Partnership was formed in 1986, it was anticipated that a sale or refinancing of the Hotels would be explored after eight years of Partnership operations. Beginning with 1994, the Partnership Agreement directed the General Partner to actively review opportunities to sell or refinance the Hotel properties on behalf of the Partnership. Last year, the General Partner emphasized restructuring the debt to stabilize both Hotels and to allow them to remain competitive in their respective markets. In 1995, the General Partner is focusing on overseeing the renovations at both Hotels with the goal of minimizing their negative impact on operations as much as possible. The real estate market for luxury hotels continues to improve and the General Partner will closely monitor these market conditions. The General Partner anticipates that this direction will best improve the Partnership's overall financial position and ultimately optimize the value of the Partnership's properties in the real estate market.

                           PART II. OTHER INFORMATION

Item 5.      Other Information

          During this past quarter, Westin Hotel Company announced the appointments of Fred Kleisner as President and Chief Operating Officer and Richard Mahoney as Executive Vice President and Chief Financial Officer. Mr. Mahoney replaced Raymond Whitty, who resigned to pursue other interests. Mr. Kleisner and Mr. Mahoney will also serve as directors of Westin Realty Corp. Both gentlemen have distinguished careers and are highly respected throughout the hospitality industry. Mr. Kleisner brings 25 years of experience to Westin. Prior to joining Westin, he was Group President, Operations for Interstate Hotels Corporation, where he was responsible for Interstate's entire operations effort. Mr. Mahoney, came to Westin from Premier Cruise Lines in Cape Canaveral, Florida where he was Senior Vice President and Chief Financial Officer.

          Westin Realty Corp. also announced the appointments of Merrick Kleeman and Stuart Rothenberg as directors, replacing James Treadway and Kuniomi Yonemura, who no longer are affiliated with Westin Hotel Company. Mr. Kleeman is Senior Vice President of Starwood Capital Group, L.P. and Mr. Rothenberg is Vice President of Goldman Sachs & Co.

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

     10.13   St. Francis FF&E Escrow Agreement dated as of June 2, 1994. (3)

     10.14   Chicago FF&E Escrow Agreement dated as of June 2, 1994. (3)

     10.15 Promissory Note dated June 2, 1994 in favor of Westin Realty Corp. by Westin Hotels Limited Partnership. (3)

     10.16 Loan Agreement dated as of June 2, 1994 between Westin Hotels Limited Partnership and Westin Realty Corp. (3)

     27.     Financial Data Schedule
---------------
     (1) Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.3, 10.4, 10.5 and 10.6, respectively, to the Partnership's 1986 Annual Report on Form 10-K.

     (2) Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Partnership's Registration Statement on Form S-11 (No.33-3918).

     (3) Incorporated by reference to Exhibits 4.3, 4.5, 10.1, 10.3, 10.6, 10.8, 10.10, 10.12, 10.13, 10.14, 10.15, and 10.16, respectively, to the
     Partnership's Form 10-Q for the period ending June 30, 1994.

     (b) Reports on Form 8-K.

             None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington, on the 6th day of November, 1995.

                                        WESTIN HOTELS LIMITED PARTNERSHIP
                                        (a Delaware limited partnership)

                                        By:  WESTIN REALTY CORP.,
                                             Its sole General Partner


                                        By:      /s/ Richard Mahoney
                                           ------------------------------------
                                             Richard Mahoney, Director,
                                             Vice President, Chief Financial
                                             Officer and Treasurer