Form 10-K
period 1995-12-31
WESTIN HOTELS LTD PARTNERSHIP
filed 1996-03-29
CIK 790549

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10K

(Mark one)
      X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---------  EXCHANGE ACT OF 1934

             For the fiscal year ended        December 31, 1995
                                         -----------------------------

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --------- EXCHANGE ACT OF 1934

             For the transition period from               to

                                             ------------    -------------

Commission file number 0-15097.
                       -------

                        WESTIN HOTELS LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charters)

              Delaware                                   91-1328985
---------------------------------------     ------------------------------------
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
        of incorporation or
          organization)

2001 Sixth Avenue, Seattle, Washington                     98121
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number,
including area code                                   (206) 443-5000
                                            ------------------------------------

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:

                     Units of limited partnership interests
--------------------------------------------------------------------------------
                                (Title of Class)

There is no public market for Units of limited partnership interests in the Westin Hotels Limited Partnership.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            --------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes     X      No
                                       --------      --------

Indicate the number of shares (units) outstanding of each of the issuer's classes of common stock (units), as of the latest practicable date (applicable only to corporate issuers).

            135,600 limited partnership units issued and outstanding

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I


ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     Westin Hotels Limited Partnership (the "Partnership") and its subsidiary limited partnerships, The Westin St. Francis Limited Partnership (the "St. Francis Partnership") and the Westin Chicago Limited Partnership (the "Chicago Partnership"), each a Delaware limited partnership (collectively the "Partnerships"), were formed on April 25, 1986 for the purpose of acquiring two hotels, The Westin St. Francis in San Francisco, California and The Westin Hotel, Chicago in downtown Chicago, Illinois (individually a "Hotel", collectively the "Hotels"). The Westin St. Francis and The Westin Hotel, Chicago had been owned by subsidiaries of Westin Hotel Company ("Westin") and have been managed by Westin as part of Westin's international hotel system since 1945 and 1964, respectively. Westin Realty Corp. ("Westin Realty") is the sole general partner of the Partnership, St. Francis Hotel Corporation ("St. Francis Corp.") is the sole general partner of the St. Francis Partnership, and 909 North Michigan Avenue Corporation ("909 Corp.") is the sole general partner of the Chicago Partnership. Each general partner (individually a "General Partner," collectively the "General Partners") is a subsidiary of Westin. The St. Francis Partnership and Chicago Partnership are collectively referred to as the "Hotel Partnerships."

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Partnerships, which commenced operations on August 28, 1986, are engaged solely in the business of owning and operating the Hotels. Therefore, the Partnerships are engaged in only one industry segment.

DESCRIPTION OF BUSINESS

     The Hotels are managed by Westin and are operated as part of Westin's international hotel system. The hotel business in general is highly competitive. To the extent hotel capacity expands or demand for hotel accommodations decreases in San Francisco and Chicago, where the Partnerships operate the Hotels, competition will increase. The demand for particular accommodations and related services are subject to various factors including, but not limited to, seasonal variance, changes in economic conditions, and changes in travel patterns and preferences (which may be affected by airline schedules, weather conditions or availability). Specific information regarding competitive conditions at each of the Hotels is set forth in Item 2 below.

     On May 12, 1995, Aoki Corporation, the former owner of Westin, sold all of the stock of Westin, which it had held indirectly through its wholly owned subsidiary, Caesar Park Hotels & Resorts, Inc. (formerly Caesar Park Hotel Investment, Inc.). Westin was sold to a limited liability company formed specifically for the purpose of this acquisition by Starwood Capital Group, L.P., affiliates of Goldman, Sachs & Co., and The Edward Thomas Companies. Nomura Asset Capital Corporation provided the financing. Goldman, Sachs & Co. is an international investment banking firm and has been an investor in both real estate and corporate ventures through its Whitehall Funds and GS Capital Partners Fund. Starwood Capital Group, L.P. is a private firm that invests on behalf of its principals, primarily high net worth and institutional partners. The Edward Thomas Companies is a Beverly Hills-based hotel company that owns and operates hotels, including Shutters on the Beach in Santa Monica.

     The sale of Westin did not change the structure of the General Partners' and Limited Partners' ownership interests in either the Partnership or Hotel Partnerships.

     Neither the Partnership nor the Hotel Partnerships have any employees. Administrative and Hotel personnel are employees of either Westin or the Hotels' respective General Partners. The Partnerships reimburse Westin and the General Partners for the costs of such employees. However, neither the Partnership nor the Hotel Partnerships are directly responsible for the payment of executive compensation to the officers of the General Partners.

ITEM 2. PROPERTIES.

     The Partnerships' properties consist of The Westin St. Francis in San Francisco, California, and The Westin Hotel, Chicago in Chicago, Illinois. Each is a first-class hotel bearing the Westin name and located in a premier central urban location, providing guests with convenient access to business districts, shopping areas and convention facilities. It may be noted that while Westin manages hotels located at the airports of these cities, neither is in direct competition with the Hotels.

THE WESTIN ST. FRANCIS

     Description. During 1995, some of the floors at The Westin St. Francis were reconfigured to better meet guests' needs. The result is that the Hotel now contains 1,192 guest rooms, with 613 rooms in the main building and 579 rooms in the 32-story tower. Four separate restaurants and lounges are located within the Hotel, including the Compass Rose. Victor's, located on the 32nd floor, is currently being renovated and will open this summer as a premier banquet facility. Concierge services, jewelry and gift boutiques, clothing shops, art galleries, a florist and a hair salon for men and women are all available within the Hotel.

     Location. The Westin St. Francis is located on historic Union Square in downtown San Francisco, approximately 12 miles north of the San Francisco International Airport and within easy walking distance of the George R. Moscone Convention Center, Chinatown and the central business and financial district of San Francisco. The world-famous San Francisco cable cars stop directly in front of the Hotel.

     Capital Improvements. During 1995, the Hotel embarked on an aggressive renovation program. The Hotel spent $21.2 million on capital improvements. Of this amount, $2.7 million was spent on the main building facade restoration, $0.4 million on renovations to food and beverage outlets, $10.7 million on rooms renovations, and the remaining $7.4 million in other areas including fire/life safety upgrades and ADA (Americans with Disabilities Act) compliance.

     The Hotel has budgeted $15.5 million for capital improvements in 1996, of which $2.7 million is to be spent on guest rooms, $2.8 million on food and beverage outlets, $5.4 million in other areas including fire/life safety upgrades and ADA compliance, and $4.6 million on the facade project. For further discussion regarding the funding of these capital expenditures, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Competitive Conditions. The competition in San Francisco's hospitality industry remained strong during 1995. As the Moscone Convention Center was being built, new hotels were added and existing hotels expanded to meet projected future demand. The Hotel's competitive segment now totals 7,235 rooms. San Francisco has seen no new additions since 1991 and none are projected for 1996. A number of hotels have undergone renovations within the past few years, including the most recent, a multi-million dollar renovation to the Fairmont.

THE WESTIN HOTEL, CHICAGO

     Description. The Westin Hotel, Chicago has 740 guest rooms including 43 suites. The Hotel operates the Chelsea as an all purpose food and beverage facility and provides retail space for a specialty store and a gift shop.

     Location. The Westin Hotel, Chicago, is located on a prime site in downtown Chicago at the north end of the famous "Magnificent Mile." The Hancock Center is situated directly south of The Westin Hotel, Chicago, as is the Water Tower Place, offering a variety of shopping and entertainment possibilities. The Hotel is 18 miles from O'Hare International Airport and 12 miles from the Midway Airport.

     Capital Improvements. In 1995, the Hotel's extensive rooms renovation was substantially completed. The Hotel spent $6.3 million for capital expenditures. Of this amount, $3.7 million was spent for guest room improvements, $0.9 million for the lobby renovation, $1.1 million on food and beverage outlets, focusing primarily on banquet facilities, and the remaining $0.6 million on various other projects including fire/life safety upgrades.

     The Hotel has budgeted $3.1 million for capital improvements during 1996, of which $0.7 million will be spent on the facade, $1.3 million for ADA compliance and updating of systems, $0.9 million for food and beverage outlets. For discussion regarding the funding of these capital expenditures see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Competitive Conditions. Chicago's hospitality industry experienced continuing strong competition during the past two years, which is expected to continue in 1996 as first-class hotel chains view a presence in Chicago as an essential part of their hotel networks. Additionally, the proposed expansion of the McCormick Place convention and meeting center, originally scheduled to be completed in 1994, which will now be completed in April 1997, encouraged development within the Chicago market. Historically, increased demand has not been able to fully support these large increases in supply; however, during 1995 and continuing into 1996, it is anticipated that demand will continue to improve in this market. There were no new additions to the Chicago market in 1995, but construction of a 1,200 room hotel, expected to open in 1998, is scheduled to begin in 1996.

MORTGAGE LOANS

     On August 21, 1986, mortgage loans in the amount of $83,325,000 with respect to The Westin St. Francis and $32,825,000 with respect to The Westin Hotel, Chicago (collectively the "Mortgage Loans") were refinanced by Teacher Retirement System of Texas (Lender). The Hotels were acquired subject to the Mortgage Loans. The Mortgage Loans require that the Hotel Partnerships not further encumber the Hotels without prior consent of the Lender. On June 2, 1994, the General Partner, on behalf of Westin Hotels Limited Partnership, successfully completed a restructuring of the Mortgage Loans and entered into a Restructuring Agreement with the Lender. See discussion regarding the terms of the Restructuring Agreement under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below and Note (5) of the Notes to Consolidated Financial Statements.

INSURANCE

     Each Hotel is covered by comprehensive general liability insurance, fire and extended property insurance (including earthquake coverage), business interruption, workers' compensation, employer's liability insurance, and such other insurance as is customarily obtained for similar properties.

     The Hotels currently participate in a Westin insurance program whereby general liability and workers compensation insurance coverage premiums are paid through Westin to Aetna Casualty and Surety Company and Westel Insurance Company, the latter being a wholly owned subsidiary of Westin.

ITEM 3. LEGAL PROCEEDINGS.

     Because of the nature of the hotel business, the Hotel Partnerships, along with Westin as the Hotels' manager, are subject to various claims and legal actions incidental to the ordinary course of their operations, including such matters as contract and lease disputes and complaints alleging personal injury, property damage and employment discrimination. The General Partner believes that the outcome of any such pending claims or proceedings, individually or in the aggregate, will not have a material adverse effect upon the business, financial condition, or results of operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS.

     As of March 25, 1996, there were 8,929 holders of record of the 135,600 Units.

     There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. The transfer of Units, or any interest therein, is subject to a variety of restrictions. Limited Partners may not transfer their interests in the Partnership if, in the opinion of the Partnership's counsel, such transfers might violate the registration requirements of the Securities Act of 1933, as amended, or the laws of any other jurisdiction or agency applicable to the transfers, cause the Partnership to be regarded as an association taxable as a corporation, result in the dissolution or termination of the Partnership or result in a Hotel Partnership's not being able to obtain or continue in effect any license permitting the service or sale of alcoholic beverages in its Hotel. The assignee must also meet certain other requirements set forth in the Amended and Restated Agreement of Limited Partnership of Westin Hotels Limited Partnership before it may be recognized as a substituted Limited Partner, including the payment of all reasonable expenses connected with the transfer of any interest. The Limited Partners or their representatives must furnish, as to voluntary transfers, sufficient information to counsel to permit the foregoing determination to be made.

     Cash distributions, if any, are distributed to the Partners on a quarterly basis not later than 75 days after the end of the Partnership's fiscal quarter. Limited Partners have received no cash distributions during the past five years. In addition, cash distributions to the limited partners are prohibited for 1996, and future distributions must be based on the Hotels achieving certain performance levels as specifically outlined in the Restructuring Agreement. See Note (2) of the Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial information for the Partnership.

                                                                   Years Ended December 31,
                                              ----------------------------------------------------------------------
                                                 1995           1994           1993           1992          1991
                                                 ----           ----           ----           ----          ----
                                                        (In Thousands of Dollars Except per Unit Amounts)
Operating Revenues:
     Rooms                                    $   60,907     $   60,181     $   58,300     $   58,164     $   57,615
     Food & Beverage                              27,124         30,611         27,954         28,763         30,543
     Other                                         9,213          8,596          7,972          7,772          7,011
                                              ----------     ----------     ----------     ----------     ----------
Total Operating Revenues                          97,244         99,388         94,226         94,699         95,169
                                              ----------     ----------     ----------     ----------     ----------

Operating Expenses:
     Rooms                                        17,931         18,511         17,693         17,618         16,772
     Food and beverage                            22,842         25,637         24,410         25,554         26,405
     Administrative, general and
         marketing                                16,120         16,083         15,305         16,189         15,957
     Management fees                               2,188          5,309          4,992          5,032          5,079
     Other                                        24,169         21,392         27,467         29,333         28,392
                                              ----------     ----------     ----------     ----------     ----------
Total Operating Expenses                          83,250         86,932         89,867         93,726         92,605
                                              ----------     ----------     ----------     ----------     ----------

Operating Profit                              $   13,994     $   12,456     $    4,359     $      973     $    2,564
                                              ----------     ----------     ----------     ----------     ----------

Net Income (Loss)                             $    1,713     $    1,444     $   (8,675)    $  (12,258)    $  (10,497)
                                              ----------     ----------     ----------     ----------     ----------

Net Income (Loss) per Unit                    $    12.63     $    10.65     $   (63.97)    $   (90.40)    $   (77.41)

Total Assets                                  $  246,698     $  234,293     $  214,217     $  223,332     $  234,508

Long-term Obligations                         $  153,760     $  141,659     $  125,855     $  127,182     $  128,235

Deferred Incentive
     Management Fees                          $   16,249     $   16,249     $   13,089     $   11,395     $    9,677

Distributions Paid per Unit                   $        -     $        -     $        -     $        -     $        -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Hotels' primary market focus is on business travelers, conventions and other groups and, in the case of The Westin St. Francis, tourism. The Hotels' business activities generally follow national economic trends. The level of tourist business is influenced by the general global economic environment and political climate and, to a lesser extent, by the strength of the U.S. dollar in relation to foreign currencies. Both The Westin St. Francis and The Westin Hotel, Chicago continue to experience seasonal trends, with the lowest occupancy levels occurring the first quarter, followed by increasing occupancies throughout the remainder of the year. In 1995, however, operating results were impacted by the renovations being undertaken at both Hotels, as discussed under
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below. See Note (9) of the Notes to Consolidated Financial Statements, included under Item 8 "Financial Statements and Supplementary Data" below, for additional quarterly information.

RESULTS OF OPERATIONS

     This section analyzes significant fluctuations in items affecting the consolidated statements of operations for the years ended December 31, 1995, 1994, and 1993. The table below presents key statistics used in the analysis:

                                                               Years Ended December 31,
         Combined                                      1995             1994              1993
         --------                                      ----             ----              ----
     Average room rate (ARR)                       $  124.99        $  118.36          $  115.88
     Occupancy rate                                     69.0%            71.8%              71.1%
     Profit margin as a percentage of revenues:

         Rooms                                          70.6%            69.2%              69.7%
         Food and beverage                              15.8%            16.2%              12.7%

1995 Compared with 1994
-----------------------
     During 1995, the Partnership realized net income totaling $1,713,000, up $269,000 over 1994 levels of $1,444,000. Significantly lower management fees, down $3,121,000 from 1994 levels, were the greatest single contributor to the earnings improvement. Operating profits improved by $1,538,000 as the improved profitability in the areas of rooms and other operating departments was partially offset by declines in food and beverage operations resulting from slower banquet business at both Hotels.

     Combined rooms revenues showed a 1.2% improvement of $726,000, to $60,907,000 over 1994 levels. The Westin Hotel, Chicago achieved significantly higher rooms revenues, up 7.8% over 1994 to $20,237,000 as the average room rate increased 11.7%, reflecting the Hotel's renovated rooms product and higher demand in the Chicago market. The Westin Hotel, Chicago's improvement was partially offset, however, by the 1.8% decline in rooms revenue at The Westin St. Francis, as the Hotel experienced a 3 percentage point drop in the occupancy rate, as rooms were renovated and group business declined since the Hotel was unable to book this segment during the renovation period.

     Combined food and beverage revenues declined by 11.4% to $27,124,000, reflecting slower banquet activity at each Hotel. The Hotels' food and beverage declines reflected the previously mentioned slower group business resulting from the renovations. In addition, The Westin St. Francis' results were further impacted by an unusually slow social calendar in San Francisco.

     The combined rooms profits improved by 3.1% to $42,976,000 due to the significant improvement at The Westin Hotel, Chicago. The Hotel achieved a $1,532,000 increase in rooms profit as The Westin Hotel, Chicago's profitability benefited from the 11.7% increase in the average room rate. The Westin St. Francis experienced a slight decline in the rooms profit (0.8%) as the cost savings measures implemented at the Hotel were insufficient to offset the decline in rooms revenues previously discussed.

     Despite the improved profitability in food and beverage operations at The Westin Hotel, Chicago, the Hotels' combined food and beverage profits of $4,282,000 declined by $692,000, as The Westin St. Francis was only able to partially offset lost banquet revenues by cost efficiencies.

     Combined profits from other operating departments improved $587,000 to $6,431,000 as revenues increased $617,000 and costs were virtually kept at 1994 levels. Management fees declined $3,121,000 from 1994 levels to $2,188,000 as no incentive management fee accrued as provided for in the management contract. Taxes and insurance increased $2,223,000 over 1994 levels due to the impact of the one-time property tax rebate which occurred in 1994. Interest expense related to the subordinated loan from the General Partner increased to $2,456,000, $1,814,000 greater than 1994 levels, as the loan was fully funded to $25,000,000 during 1995 and interest accrued for 12 months as compared to 6 months in 1994.

1994 Compared with 1993
-----------------------
     In 1994, the Partnership realized net income totaling $1,444,000, a $10,119,000 improvement over the 1993 net loss of $8,675,000.
This improvement resulted from significantly higher operating profits due to revenue improvements in all operating areas and lower interest expense resulting from the debt restructuring, which is discussed in greater detail under "Liquidity and Capital Resources" below. The operating profit benefited from greater demand in the respective markets for both

Hotels. The greatest improvement was in the area of food and beverage operations, although both Hotels achieved significant growth in rooms revenues. The Partnership also benefited from a one-time property tax rebate for The Westin St. Francis, which occurred during the third quarter, and lower depreciation and amortization expense.

     Combined rooms revenues showed a 3.2% improvement as combined occupancy levels improved 0.7 percentage points, reflecting growth in demand in both markets, and the combined average room rate improved by 2.1% reflecting not only greater demand, but also the impact of the partially completed rooms renovations at The Westin Hotel, Chicago. The Westin Hotel, Chicago experienced the greatest strengthening in rooms revenues as the Hotel achieved a 9.2% improvement in rooms revenues to $18,781,000, up $1,582,000 from the 1993 level. The Westin St. Francis also achieved slightly higher rooms revenues of $41,400,000, up $299,000 from the 1993 level, due to higher occupancy levels. Occupancy was
0.6 percentage points higher than 1993 levels of 74.3%, as The Westin
St. Francis benefited from some major conventions that took place in San Francisco during 1994.

     Combined food and beverage revenues improved significantly (9.5%) to $30,611,000 as banquet business increased at both Hotels, but most significantly at The Westin St. Francis following completion of the ballroom renovation. Revenues from the Hotels' other food outlets also improved. The Westin St. Francis achieved an 8.3% improvement in food and beverage revenues to $22,344,000 while The Westin Hotel, Chicago's revenues of $8,267,000, represented a 12.9% improvement over the 1993 level.

     Combined rooms profits reached $41,670,000, a 2.6% improvement over 1993 levels. The Westin Hotel, Chicago's 10.3% improvement was partially offset by the slight (0.7%) decrease at The Westin St. Francis. The Westin Hotel, Chicago's improvement primarily resulted from the Hotel's higher average room rate, while The Westin St. Francis' results were adversely affected by labor increases which increased related rooms costs, thereby reducing rooms profits.

     Combined food and beverage profits increased by $1,430,000 to $4,974,000, reflecting improvements at both Hotels, but most significantly at The Westin St. Francis where food and beverage profit rose by $1,127,000.

     Profits from other operating departments contributed $5,844,000 to the operating profit, up $496,000 compared with 1993, as the Hotels continued to realize cost efficiencies while increasing revenues. The $3,078,000 reduction in taxes and insurance included a one-time property tax rebate of $2,100,000 for The Westin St. Francis. The $3,350,000 reduction in depreciation and amortization expense reflects the impact of the full depreciation during 1993 of equipment placed in service at the inception of the Partnership. The $775,000 increase in administrative and general expense reflects higher credit card commissions, labor costs and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership had cash and cash equivalents of $10,345,000 at December 31, 1995, a $2,743,000 increase from December 31, 1994. During 1995, net cash contributed by operating activities equaled $11,882,000; of this amount, Available Net Cash Flow totaling $8,734,000 was funded into the Furniture, Fixture and Equipment (FF&E) Reserve Accounts as stipulated in the Restructuring Agreement.

     The FF&E Reserve Accounts are funded by the proceeds of the Partnership's subordinated loan from the General Partner and Available Net Cash Flow as stipulated in the Restructuring Agreement and are included in restricted cash in the Consolidated Financial Statements. During 1995, the funding of the $25 million subordinated loan from the General Partner was completed by the $7,500,000 contribution to the FF&E Reserve Account for The Westin St. Francis. This additional funding, along with the $8,734,000 from Available Net Cash Flow, comprises the $16,234,000 increase in restricted cash for 1995.

     Fourth quarter net capital expenditures totaling $5,101,000, the majority of which occurred at The Westin St. Francis, were primarily funded from the FF&E Reserve Accounts. During 1995, a total of $27,393,000 was expended for capital improvements at the Partnership's Hotels.

     The 1995 capital budget was adjusted downward from the original levels approved by the Lender. As stipulated by the Restructuring Agreement, variances from the original estimated amounts reflect timing adjustments and were either approved by the Lender or were within the limits required by the Restructuring Agreement. Of this amount, The Westin St. Francis spent $21.2 million for capital improvements during 1995, of which $10.7 million was spent on guest rooms, $0.4 million on food and beverage outlets, $7.4 million in other areas including fire/life safety upgrades and ADA compliance, and $2.7 million on the facade project. During 1995, the main building guest rooms were completed and the Hotel began work on the Tower guest rooms. The Westin Hotel, Chicago spent $6.3 million for capital improvements in 1995. Of this amount, $3.7 million was spent on rooms renovations, $1.5 million for equipment and other renovations including the lobby and facade, and $1.1 million for food and beverage outlets.

     Expenditures in 1996 will total approximately $18.6 million. The Hotels will continue work on the facades and food and beverage outlets and complete the fire/life safety upgrades. The major portion of these expenditures are slated for work at The Westin St. Francis where anticipated outlays for capital expenditures will total approximately $15.5 million. The Westin St. Francis will spend approximately $5.4 million on fire/life safety upgrades, ADA compliance work, and other equipment; $4.6 million for the facade; $2.7 million to finish the guest room renovations; and $2.8 million on converting less profitable outlet space to banquet facilities and updating the Dutch Kitchen. The Westin Hotel, Chicago expects to spend $3.1 million for capital in 1996, of which $0.7 million will be spent on the facade; $0.9 million for banquet facilities and miscellaneous projects; and $1.2 million for other projects including ADA compliance and systems updating. At this time, the General Partner anticipates that future Available Net Cash Flow from operations and funds currently on deposit in the FF&E Reserve Accounts will provide adequate funding for these expenditures. As in prior years, the General Partner will continue to closely monitor the Partnership's cash flow and timing of capital expenditures. The facade restoration at The Westin St. Francis will continue beyond 1996, with a current projected 1998 completion date.

     The General Partner believes that the Partnership's liquidity will improve significantly as a result of the Restructuring Agreement. However, as stipulated in the Restructuring Agreement, no cash distributions to the Limited Partners were made during 1995. Furthermore, since the Hotels did not achieve the levels of performance as specifically outlined in the Restructuring Agreement which would have allowed the resumption of distributions at this time, no distributions will be made in 1996. However, barring any unforeseen adverse occurrence, the General Partner anticipates that the Partnership will be in a position to resume distributions to the Limited Partners sometime in 1997 and thereafter from available cash flow. It is important to note that in order for this to occur, Limited Partner distributions must be based on the Hotels first achieving certain performance levels as specified in the Restructuring Agreement.

     When the Partnership was formed in 1986, it was anticipated that a sale or refinancing of the Hotels would be explored after eight years of Partnership operations. Beginning with 1994, the Partnership Agreement directed the General Partner to actively review opportunities to sell or refinance the Hotel properties on behalf of the Partnership. During 1994, the General Partner emphasized restructuring the debt to stabilize both Hotels and to allow them to remain competitive in their respective markets. In 1995, the General Partner focused on the renovations at both Hotels to support their future profitability. During 1996, the General Partner will continue its emphasis on the renovations occurring at both Hotels. The real estate market for luxury hotels continues to improve and the General Partner will closely monitor these market conditions. The General Partner anticipates that this direction will best improve the Partnership's overall financial position and ultimately optimize the value of the Partnership's properties in the real estate market.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following documents are filed as part of this report:

         Independent Auditors' Reports.........................11 - 12

         Consolidated Balance Sheets...........................13 - 14

         Consolidated Statements of Operations......................15

         Consolidated Statements of Partners' Equity................16

         Consolidated Statements of Cash Flows......................17

         Notes to Consolidated Financial Statements............18 - 22


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Westin Hotels Limited Partnership:

     We have audited the accompanying consolidated balance sheet of Westin Hotels Limited Partnership (a Delaware limited partnership) and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westin Hotels Limited Partnership and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




/s/ Arthur Andersen LLP






Seattle, Washington,
February 9, 1996

                          INDEPENDENT AUDITORS' REPORT



The Partners
Westin Hotels Limited Partnership:

     We have audited the accompanying consolidated balance sheet of Westin Hotels Limited Partnership and Subsidiaries (the Partnership) as of December 31, 1994 and the related consolidated statements of operations, partners' equity and cash flows for each of the years in the two-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westin Hotels Limited Partnership and Subsidiaries at December 31, 1994 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1994, in conformity with generally accepted accounting principles.




/s/ KPMG Peat Marwick LLP





Seattle, Washington
February 28, 1995

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994
                            (In Thousands of Dollars)

                                     ASSETS

                                                                                        1995               1994
                                                                                        ----               ----
CURRENT ASSETS:
     Cash and cash equivalents                                                        $  10,345          $   7,602
     Guest and trade accounts receivable, less allowance for
       doubtful accounts of $213 in 1995 and $216 in 1994                                 4,745              5,461
     Other receivables                                                                      109                138
      Inventories                                                                           516                639
     Prepaid expenses and other current assets                                            1,677              1,553
                                                                                      ---------          ---------

TOTAL CURRENT ASSETS                                                                     17,392             15,393

PROPERTY AND EQUIPMENT, at cost:
     Buildings and improvements                                                         161,731            155,517
     Furniture, fixtures and equipment                                                   80,844             65,433
     Expendable supplies                                                                  2,031              2,031
                                                                                      ---------          ---------

                                                                                        244,606            222,981

     Less accumulated depreciation and amortization                                      89,412             84,255
                                                                                      ---------          ---------

                                                                                        155,194            138,726

     Construction in progress                                                             7,562              3,193
     Land                                                                                62,599             62,599
                                                                                      ---------          ---------

PROPERTY AND EQUIPMENT, net                                                             225,355            204,518

RESTRICTED CASH                                                                           3,555             14,352

OTHER ASSETS                                                                                396                 30
                                                                                      ---------          ---------

TOTAL ASSETS                                                                          $ 246,698          $ 234,293
                                                                                      =========          =========

                  The accompanying notes are an integral part of these consolidated financial statements.

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994
                            (In Thousands of Dollars)

                        LIABILITIES AND PARTNERS' EQUITY

                                                                                        1995               1994
                                                                                        ----               ----
CURRENT LIABILITIES:
     Accounts payable:
       Trade and other                                                               $    2,491         $    2,827
       Westin and affiliates                                                                613                820
                                                                                      ---------         ----------
          Total accounts payable                                                          3,104              3,647
     Accrued expenses                                                                     7,859              8,888
     Current maturities of long-term obligations                                            172                161
     Other current liabilities                                                              715                640
                                                                                      ---------         ----------

TOTAL CURRENT LIABILITIES                                                                11,850             13,336

LONG-TERM OBLIGATIONS                                                                   125,662            123,517

LONG-TERM OBLIGATION TO GENERAL PARTNER                                                  28,098             18,142

DEFERRED INCENTIVE MANAGEMENT FEES
     PAYABLE TO WESTIN                                                                   16,249             16,249
                                                                                      ---------         ----------

TOTAL LIABILITIES                                                                       181,859            171,244

MINORITY INTERESTS                                                                        3,436              3,359

PARTNERS' EQUITY (DEFICIT):
     General Partner                                                                     (1,795)            (1,590)
     Limited Partners (135,600 Units issued and outstanding)                             63,198             61,280
                                                                                      ---------         ----------

TOTAL PARTNERS' EQUITY                                                                   61,403             59,690
                                                                                      ---------         ----------

      COMMITMENTS

TOTAL LIABILITIES AND PARTNERS' EQUITY                                               $  246,698         $  234,293
                                                                                     ==========         ==========


                  The accompanying notes are an integral part of these consolidated financial statements.

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                 (In Thousands of Dollars Except per Unit Data)

                                                                        1995              1994              1993
                                                                        ----              ----              ----
OPERATING REVENUES:
     Rooms                                                            $  60,907         $  60,181         $  58,300
     Food and beverage                                                   27,124            30,611            27,954
     Other operating departments                                          9,213             8,596             7,972
                                                                      ---------         ---------         ---------

TOTAL OPERATING REVENUES                                                 97,244            99,388            94,226
                                                                      ---------         ---------         ---------

OPERATING EXPENSES:
     Rooms                                                               17,931            18,511            17,693
     Food and beverage                                                   22,842            25,637            24,410
     Other operating departments                                          2,782             2,752             2,624
     Administrative and general                                           9,301             9,141             8,366
     Management fees                                                      2,188             5,309             4,992
     Advertising and business promotion                                   6,819             6,942             6,939
     Property maintenance and energy                                      7,994             8,332             8,168
     Local taxes and insurance                                            5,768             3,545             6,623
     Rent                                                                   789               475               414
     Depreciation and amortization                                        6,836             6,288             9,638
                                                                      ---------         ---------         ---------

TOTAL OPERATING EXPENSES                                                 83,250            86,932            89,867
                                                                      ---------         ---------         ---------

 OPERATING PROFIT                                                        13,994            12,456             4,359
                                                                      ---------         ---------         ---------

OTHER INCOME (EXPENSE):
     Interest income                                                        919               638               185
     Interest expense                                                   (10,665)          (10,568)          (13,278)
     Interest expense on long-term obligation
       to General Partner                                                (2,456)             (642)                -
     Other, net                                                              (2)             (385)               36
                                                                      ---------         ---------         ---------

NET OTHER EXPENSE                                                       (12,204)          (10,957)          (13,057)
                                                                      ---------         ---------         ---------

INCOME (LOSS) BEFORE MINORITY INTERESTS                                   1,790             1,499            (8,698)

MINORITY INTERESTS                                                          (77)              (55)               23
                                                                      ---------         ---------         ---------

NET INCOME (LOSS)                                                     $   1,713         $   1,444         $  (8,675)
                                                                      =========         =========         =========

NET INCOME (LOSS) PER UNIT                                            $   12.63         $   10.65         $  (63.97)
                                                                      =========         =========         =========
(135,600 Units issued and outstanding)

                  The accompanying notes are an integral part of these consolidated financial statements.

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                            (In Thousands of Dollars)

                                                               General           Limited
                                                               Partner           Partners
                                                               -------           --------
BALANCE AT DECEMBER 31, 1992                                 $   (1,160)        $   68,081

Net loss                                                           (258)            (8,417)
                                                             ----------         ----------

BALANCE AT DECEMBER 31, 1993                                     (1,418)            59,664

Net income (loss)                                                  (172)             1,616
                                                             ----------         ----------

BALANCE AT DECEMBER 31, 1994                                     (1,590)            61,280

Net income (loss)                                                  (205)             1,918
                                                             ----------         ----------

BALANCE AT DECEMBER 31, 1995                                 $   (1,795)        $   63,198
                                                             ==========         ==========

                  The accompanying notes are an integral part of these consolidated financial statements.

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                            (In Thousands of Dollars)

                                                                          1995              1994              1993
                                                                          ----              ----              ----
OPERATING ACTIVITIES:
     Net income (loss)                                                $   1,713         $   1,444         $  (8,675)
     Adjustments to reconcile net income (loss)
       to net cash provided by operating activities:
         Depreciation and amortization                                    6,836             6,288             9,638
         Interest on long-term obligations not
           currently payable                                              4,498             2,305                 -
         Interest earned on restricted cash                                (512)             (198)                -
         Decrease (increase) in receivables                                 745            (1,752)              445
         Decrease in inventories                                            123                 7                14
         (Increase) decrease in prepaid expenses and
           other current assets                                            (124)             (510)              234
         (Decrease) increase in accounts payable                           (543)              688              (317)
         (Decrease) increase in accrued expenses and
           other current liabilities                                       (954)              240              (595)
         Incentive management fees not currently payable                      -             3,160             1,694
         Minority interests                                                  77                55               (23)
         Other                                                               23                 5                92
                                                                      ---------         ---------         ---------
              Net cash provided by operating activities                  11,882            11,732             2,507
                                                                      ---------         ---------         ---------

INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                         83                15                21
     Acquisition of property and equipment                              (27,393)           (6,677)           (4,693)
     Increase in restricted cash                                        (16,234)          (20,299)                -
     Decrease in restricted cash to fund acquisition of
       property and equipment                                            27,520             6,132                 -
     (Increase) decrease in other assets                                   (366)                1                 -
                                                                      ----------        ---------         ---------
              Net cash used in investing activities                     (16,390)          (20,828)           (4,672)
                                                                      ----------        ----------        ----------

FINANCING ACTIVITIES:
     Increase in long-term obligation to General Partner                  7,500            17,500                 -
     Repayment of long-term obligations                                    (249)           (5,308)           (1,367)
                                                                      ----------        ----------        ----------
              Net cash provided by (used in) financing
                activities                                                7,251            12,192            (1,367)
                                                                      ---------         ---------         ----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                     2,743             3,096            (3,532)

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF YEAR                                                              7,602             4,506             8,038
                                                                      ---------         ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $  10,345         $   7,602         $   4,506
                                                                      =========         =========         =========

                  The accompanying notes are an integral part of these consolidated financial statements.

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Westin Hotels Limited Partnership, a Delaware limited partnership (the "Partnership"), and its subsidiary limited partnerships, The Westin St. Francis Limited Partnership and The Westin Chicago Limited Partnership (the "Hotel Partnerships"). The Westin St. Francis Limited Partnership owns and operates The Westin St. Francis in downtown San Francisco, California, and The Westin Chicago Limited Partnership owns and operates The Westin Hotel, Chicago in downtown Chicago, Illinois (individually a "Hotel", collectively the "Hotels"). All significant intercompany transactions and accounts have been eliminated. Certain of the prior years' amounts have been reclassified to conform with the 1995 presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

     (b) CASH EQUIVALENTS AND RESTRICTED CASH

     For purposes of the Consolidated Statements of Cash Flows, cash equivalents consist of highly liquid debt instruments bearing floating interest rates and other short-term investments purchased with original maturities of three months or less. Restricted cash consists of amounts deposited in interest-bearing money market accounts. The Partnership's carrying amount is a reasonable estimate of fair value of cash equivalents and restricted cash.

     (c) INVENTORIES

     Inventories, principally food and beverage and supplies, are valued at the lower of cost (first-in, first-out) or replacement market.

     (d) PROPERTY AND EQUIPMENT

     Depreciation of property and equipment is provided principally on the straight-line method over the assets' estimated useful lives as follows:

         Buildings and improvements                              40 years
         Furniture, fixtures and equipment                  7 to 12 years
         Expendable supplies                                      5 years

     An annual group method of depreciation is used under which individual assets are not specifically identified for purposes of determining retirements, and fully depreciated asset groups are written off when evidence indicates they are no longer in use. Proceeds from miscellaneous sales of property and equipment are credited to accumulated depreciation.

     Expendable supplies (linens, china, silverware and glassware) have been depreciated to 50% of the cost of initial stock. Replacements are expensed when purchased.

     Amortization of capitalized lease property and equipment is provided on the straight-line method over the shorter of the assets' estimated useful lives or the lease terms.

     Maintenance and repairs, including the cost of minor replacements, are charged to property maintenance expense accounts. Costs of additions and betterment of property are capitalized in property and equipment accounts.

     (e) INCOME TAXES

     The Partnership does not record any provision for Federal and state income taxes in its consolidated financial statements. All items of income, gain, loss, deduction or credit for Federal and state income tax purposes are allocated to the partners of the Partnership for inclusion in their individual income tax returns. The reported amounts of the Partnership's net assets and liabilities exceeded the related tax bases by approximately $43,036,000 and $36,270,000 at December 31, 1995 and 1994, respectively.

     (f) STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121 (SFAS 121)

     During 1995, the Financial Accounting Standards Board issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of." SFAS 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable and that long-lived assets held for sale be adjusted to fair market value. The Partnership must adopt SFAS 121 no later than January 1996. Management does not believe that adopting SFAS 121 will have a significant impact on the Partnership's financial position or results of operations.

(2)  ORGANIZATION

     The Partnership was formed on April 25, 1986, to invest in hotel properties by acquiring limited partnership interests in the Hotel Partnerships. The Partnership will continue until December 31, 2036, unless terminated sooner under the provisions of the Partnership agreement.

     Westin Realty Corp. ("Westin Realty"), a wholly owned subsidiary of Westin Hotel Company ("Westin"), is the sole general partner of the Partnership. On August 28, 1986, Westin Realty acquired all of the limited partnership interests in the Hotel Partnerships (which represented 91.62% of the fair value of the Hotel Partnerships' net assets) and contributed these interests, valued at $135,600,000, to the Partnership in exchange for all of the limited partnership interests in the Partnership. Westin Realty then sold these limited partnership interests in a public offering. The remaining 8.38% interest in the Hotel Partnerships was retained by the predecessor owners, subsidiaries of Westin.

     On May 12, 1995, Aoki Corporation sold all of the stock of Westin, which it held indirectly through its wholly owned subsidiary, Caesar Park Hotels & Resorts, Inc. (formerly Caesar Park Hotel Investment, Inc.). Westin was sold to a limited liability corporation formed specifically for the purpose of this acquisition by Starwood Capital Group, L.P., affiliates of Goldman, Sachs & Co., and The Edward Thomas Companies. The sale of Westin does not change the structure of the general partner's and limited partners' interests in the Partnership. An affiliate of Westin Realty owns a total of 20 Limited Partnership Units, representing less than a 1% ownership interest.

     The Hotel Partnerships' profits and losses are generally allocated 99% to the Hotel Partnership and 1% to minority interests. Partnership profits and losses are further allocated 99% to the limited partners and 1% to the general partner, with the exception of depreciation expense, which is allocated 92.55% to the limited partners and 7.45% to the general partner. Because of the allocation of depreciation expense, the general partner's share of profits and losses since inception is a net loss, resulting in a deficit balance in the general partner equity account. The Partnership agreement specifies that if a deficit balance exists after liquidation of the Hotel Partnerships' assets, the general partner would be obligated to contribute cash to the Partnership equal to the lesser of the deficit balance or the aggregate amount distributed at liquidation to the Hotel general partners by the Hotel Partnerships.

     Except for the following restrictions outlined in the June 1994 mortgage restructuring agreement, net cash flow of the Partnership as defined in the Partnership agreement is distributed first to the limited partners until certain preferential distributions are achieved and then allocated to both the general and limited partners depending on factors related to the source of the net cash flow and cash distributions as specified in the Partnership agreement. The Restructuring Agreement prohibits cash distributions to the limited partners for 1995. The agreement permits distributions in 1996 subject to the Hotels achieving certain performance levels in the two years prior to 1996, and permits distributions in 1997 subject to the Hotels achieving certain performance levels in the three years prior to 1997. The Hotels, however, did not achieve the required performance levels to allow a distribution in 1996. Distributions in 1997 are subject to the Hotels achieving certain performance levels in the three years prior to 1997.

(3)  RESTRICTED CASH

     During 1995, the remaining $7,500,000 of the $25,000,000 subordinated loan from Westin Realty was funded to the Partnership. These proceeds have been deposited in the Furniture, Fixture and Equipment (FF&E) Reserve Accounts. In 1995, $8,734,000 of Available Net Cash Flow from operations (as defined in the mortgage restructuring agreement) was deposited to the FF&E Reserve Accounts. The FF&E Reserve Accounts are classified as Restricted Cash on the Consolidated Balance Sheets.

(4)  ACCRUED EXPENSES

     Accrued expenses include the following at December 31:

                                                                                       1995               1994
                                                                                       ----               ----
                                                                                       (In Thousands of Dollars)
         Salaries and wages                                                          $    2,990         $    3,170
         Estimated property and other taxes                                               3,806              4,538
         Accrued interest                                                                   886                877
         Other                                                                              177                303
                                                                                     ----------         ----------
                  Total                                                              $    7,859         $    8,888
                                                                                     ==========         ==========


(5)  LONG-TERM OBLIGATIONS

     Long-term obligations include the following at December 31:

                                                                                       1995               1994
                                                                                       ----               ----
                                                                                       (In Thousands of Dollars)
         Mortgage loan, plus accrued interest of $2,958,000 in 1995
              and $917,000 in 1994, bearing effective interest at 8.55%                $125,440           $123,398
         Capital lease obligations                                                          394                280
                                                                                       --------           --------
                                                                                        125,834            123,678
         Less current maturities                                                            172                161
                                                                                       --------           --------
                  Total                                                                $125,662           $123,517
                                                                                       ========           ========
         Subordinated note, payable to the General Partner,
              bearing interest at prime plus 1% (9.5% at
              December 31, 1995 and December 31, 1994)                                 $ 28,098           $ 18,142
                                                                                       ========           ========

     On June 2, 1994, an agreement to restructure the Hotel Partnerships' existing mortgage loans was completed. The parties to this restructuring were the mortgage lender, Westin Realty, Westin as manager for the Hotels, and the Hotel Partnerships.

     The terms of the agreement provided for reductions in the interest rates on the outstanding balances of the mortgage loans for the following time periods:
(i) 7.0% per annum for the period from December 1, 1993 through November 30, 1995; (ii) 7.5% per annum for the period from December 1, 1995 through November 30, 1997; and (iii) 10.0% per annum for the period from December 1, 1997 through November 30, 1998, and then 10.25% per annum thereafter. This results in effective interest rates of approximately 8.55% from December 1, 1993 through maturity in the year 2001. The agreement also required a $5,000,000 payment in 1994. The mortgage loans, as restructured, provide for the suspension of additional principal payments through December 1, 1998.

     In addition, the agreement provided for a subordinated loan of $25,000,000 to the Partnership by Westin Realty. This loan accrues interest at an annual rate of prime plus 1%. Principal and interest are payable only upon the earlier to occur of the expiration of 15 years or a refinancing or sale of either Hotel. At December 31, 1995, $25,000,000 had been funded to the Partnership.

     Aggregate quarterly payments on the mortgage loans are as follows: interest payments of $2,297,000 for 1996 and 1997, $3,062,000 for 1998, and interest and principal payments of $3,410,000 for the remaining years through September, 2001, at which time the remaining outstanding principal balance is due. From December 1, 1993 through December 31, 1997, interest payments are less than the interest accrued on the mortgage loans. Accordingly, the excess of interest accrued over interest paid is added to the outstanding principal balance. This excess totaled $3,972,000 at December 31, 1995 and $1,931,000 at December 31, 1994. Mortgage loans are secured by first mortgage liens on substantially all Hotel Partnership assets.

     Scheduled principal payments on long-term obligations are $172,000 in 1996, $153,000 in 1997, $1,349,000 in 1998, $2,830,000 in 1999, $3,080,000 in 2000,
and $146,348,000 thereafter.

     Interest paid by the Partnership totaled $8,615,000 in 1995, $8,859,000 in 1994 and $13,192,000 in 1993.

     The Partnership entered into capital lease agreements with related obligations of $363,000 in 1995. No new capital lease agreements were entered into in 1994.

     Given current real estate market conditions and economic uncertainties, it is not practicable to estimate the fair value of the Partnership's mortgage loans. Determining the fair value of the subordinated note is not practicable due to uncertainty as to when the note will be paid.

(6)  OPERATING LEASES

     Minimum annual rental expense for operating leases in effect at December 31, 1995 are as follows:

                     1996                 $  683,000
                     1997                    386,000
                     1998                    314,000
                     1999                    237,000
                     2000                    240,000
                     Thereafter            4,285,000
                                          ----------
                                          $6,145,000
                                          ==========

(7)  COMMITMENTS

     The Partnership has entered into certain purchase commitments related to the Hotels' renovations. At December 31, 1995, outstanding commitments for The Westin St. Francis totaled approximately $6,688,000.

(8)  RELATED PARTY TRANSACTIONS

     Westin Realty is responsible for the management and administration of the Partnership. In accordance with the Partnership agreement, the Partnership reimburses Westin Realty for expenses in connection with such services, which totaled $482,000 in 1995, $624,000 in 1994 and $390,000 for 1993.

     Westin, as manager of the Hotels, received a base management fee equal to 2.25% of Hotel gross operating revenues in 1995 and 1994 and 3.5% of Hotel gross operating revenues in 1993. Base management fees totaled $2,188,000 in 1995, $2,149,000 in 1994 and $3,298,000 in 1993. Westin also earns an incentive management fee based on an escalating percentage of annual net operating cash flow of the Partnership, as defined in the Partnership agreement. The percentage applied to net operating cash flow was 20% in 1994 and 15% in 1993. No incentive management fee was earned in 1995. Incentive management fees totaled $3,160,000 in 1994 and $1,694,000 in 1993. Any incentive management fee not currently payable bears no interest and is deferred and subsequently payable from the proceeds of a sale or refinancing of the Hotels or net cash flow after 1996. Therefore, determining the fair value of the liability is not practicable due to uncertainty as to when the liability will be paid. In any event, the fair value of the liability does not exceed the carrying amount.

     Westin also receives a marketing fee, representing the Partnership's share of the aggregate costs and expenses incurred by Westin in providing advertising, public relations, sales and reservation services to all Westin hotels. The marketing fees totaled $1,848,000 in 1995, $1,888,000 in 1994 and $1,790,000 in
1993. The Partnership also reimburses Westin for the services of certain full-time Hotel employees. All costs incurred for services provided to the Hotel Partnership by Hotel employees have been recognized as an expense of the Partnership.

     As disclosed in Note (5), at December 31, 1995, the subordinated note from Westin Realty to the Partnership totals $28,098,000, which includes $3,098,000 of accrued interest. At December 31, 1994, the balance was $18,142,000 and included $642,000 of accrued interest.

(9)  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data is as follows:

                                                 First         Second         Third         Fourth          Total
                                                 -----         ------         -----         ------          -----
                                                        (In Thousands of Dollars Except per Unit Amounts)
     1995 Quarters:
     Operating revenue                        $   19,931     $   25,522     $   25,310     $   26,481     $   97,244
     Operating profit (loss)                  $     (208)    $    3,627     $    4,815     $    5,760     $   13,994
     Net income (loss)                        $   (3,056)    $      525     $    1,671     $    2,573     $    1,713
     Net income (loss) per Unit               $   (22.54)    $     3.87     $    12.32     $    18.98     $    12.63

     1994 Quarters:

     Operating revenue                        $   21,217     $   25,265     $   25,189     $   27,717     $   99,388
     Operating profit                         $      561     $    4,152     $    4,749     $    2,994     $   12,456
     Net income (loss)                        $   (2,674)    $    1,856     $    2,135     $      127     $    1,444
     Net income (loss) per Unit               $   (19.72)    $    13.69     $    15.74     $      .94     $    10.65

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Partnerships have no directors or officers. Business policy-making functions of the Partnerships are carried out through the directors and officers of the General Partners.

     Westin Realty's directors and officers and their current positions are:

              Frederick Kleisner        Chairman, Chief Executive Officer, and President
              Richard Mahoney           Director, Vice President, Chief Financial Officer and Treasurer
              Merrick Kleeman           Director
              Stuart Rothenberg         Director
              John Ceriale              Vice President
              Douglas C. Sutten         Vice President
              Kevin Hylton              Vice President and Assistant Treasurer
              Catherine L. Walker       Vice President and Secretary
              Ruth E. Valine            Assistant Secretary

     Merrick Kleeman and Stuart Rothenberg became Directors in June 1995, replacing James Treadway and Kuniomi Yonemura, who are no longer affiliated with Westin. Frederick Kleisner became a Director and Officer in September 1995. Richard Mahoney became a Director and Officer in October 1995, replacing Raymond
J. Whitty, who is no longer affiliated with Westin. John Ceriale became an Officer in October 1995. Other Officers assumed their current offices at the following times: Mr. Sutten, May 1986; Mr. Hylton, February 1988; Ms. Walker, December 1990, and Ms. Valine, May, 1989.

     Frederick Kleisner, 51, joined Westin in August 1995 and currently serves as President and Chief Operating Officer. Prior to joining Westin, Mr. Kleisner served as Group President, Operations for Interstate Hotels Corporation, North America's largest franchisee of hotels, from 1990 to 1995.

     Richard Mahoney, 43, joined Westin in September 1995 and currently serves as Executive Vice President and Chief Financial Officer. Prior to joining Westin, Mr. Mahoney was Senior Vice President and Chief Financial Officer of Premier Cruise Lines from 1993 to 1995. From 1989 to 1993, he served as Senior Vice President and Controller of The Continental Companies.

     Merrick Kleeman, 32, was named Director of Westin Realty Corp. in June 1995 and serves as a director of Westin Hotel Company. He currently serves as an executive officer of Starwood Capital Group, L.P., its successors and affiliated entities. Mr. Kleeman joined Starwood in August 1992.

     Stuart Rothenberg, 32, was named Director of Westin Realty Corp. in June 1995 and serves as a director of Westin Hotel Company. Mr. Rothenberg joined Goldman Sachs as an associate in the Real Estate Department in 1987. He currently serves as Vice President of Real Estate Acquisitions for Goldman's Whitehall Real Estate Funds.

     John Ceriale, 44, joined Westin in September 1995 and currently serves as Senior Vice President. Mr. Ceriale was formerly the Vice President of Operations of Fairmont Hotels from 1991 to 1995 and General Manager of the company's flagship property, the Fairmont Hotel in San Francisco.

     Douglas C. Sutten, 42, was named Vice President of Westin in 1989. From 1985, when he joined Westin, until 1989, Mr. Sutten was Westin's Director of Taxation.

     Kevin Hylton, 39, has been Vice President and Corporate Controller of Westin since 1988. From 1984, when he joined Westin, until 1988, Mr. Hylton was Financial Reporting Controller of Westin.

     Catherine Walker, 42, was named Senior Vice President, General Counsel, and Assistant Secretary of Westin in December 1990 and elected Secretary in May 1991. Ms. Walker joined Westin's legal department in 1985.

     Ruth E. Valine, 45, was named Legal Administrator of Westin in February 1989. Upon joining Westin in 1979, until February 1989, she held the title of Legal Assistant.

     Robert Grusky, David T. Hamamoto, Merrick Kleeman, Stuart M. Rothenberg, Daniel H. Stern and Barry S. Sternlicht failed to file Form 3 within 10 days following May 1995, the month when they were first elected as directors of Westin Realty Corp. and the Hotel General Partners. This filing was completed in July 1996.

     The following persons are directors and/or officers of both Hotel General Partners, as indicated:

              Frederick Kleisner        President, Director
              Richard Mahoney           Vice President, Treasurer and Director
              Merrick Kleeman           Director
              Stuart Rothenberg         Director
              John Ceriale              Vice President
              Douglas C. Sutten         Vice President
              Kevin Hylton              Vice President and Assistant Treasurer
              Catherine L. Walker       Vice President and Secretary
              Ruth E. Valine            Assistant Secretary

ITEM 11.  EXECUTIVE COMPENSATION.

     As noted in Item 10 above, the Partnerships have no directors, officers or other employees. However, under the respective Agreements of Limited Partnership for the Partnerships, Westin Realty, as General Partner of the Partnership, is responsible for the administration and management of the Partnership, and St. Francis Corp. and 909 Corp., as General Partners of the Hotel Partnerships, are responsible for the administration and management of the Hotel Partnerships. The General Partners, however, receive no fees for providing these services to the Partnership. Moreover, neither the Partnership nor the Hotel Partnerships are directly responsible for the payment of any executive compensation to the officers of the General Partners.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of December 31, 1995, no person owned of record, or to the Partnership's knowledge owned beneficially, more than 5% of the total number of Units.

     The officers and directors of the General Partners, as a group, beneficially own no Units. An affiliate of Westin Realty owns a total of 20 Limited Partnership Units, representing less than a 1% ownership interest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     All of the directors and principal officers of Westin Realty, except Ms. Valine, are directors and/or principal officers of Westin. The Partnership has engaged various subsidiaries of Westin to provide services to the Hotels. See Note (8) of the Notes to Consolidated Financial Statements included under Item 8
- "Financial Statements and Supplementary Data."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1.  FINANCIAL STATEMENTS.

     The following documents are filed as part of this report:

              Independent Auditors' Reports......................11 - 12
              Consolidated Balance Sheets........................13 - 14
              Consolidated Statements of Operations...................15
              Consolidated Statements of Partners' Equity.............16
              Consolidated Statements of Cash Flows...................17
              Notes to Consolidated Financial Statements.........18 - 22

(a)  2.  FINANCIAL STATEMENT SCHEDULES.

     Financial statement schedules are omitted for the reason that they are not required, or because the required information is shown in the consolidated financial statements or notes thereto.

(a)  3.  EXHIBITS.

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

    10.  Material contracts

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

    (2) Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Partnership's Registration Statement on Form S-11 (No. 33-3918).

    (3) Incorporated by reference to Exhibits 4.3, 4.5, 10.1, 10.3, 10.6, 10.8, 10.10, 10.12, 10.13, 10.14, 10.15, and 10.16, respectively, to the
         Partnership's Form 10-Q for the period ending June 30, 1994.

(b)      REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1996.

                                       WESTIN HOTELS LIMITED PARTNERSHIP
                                       (a Delaware limited partnership)

                                       By: WESTIN REALTY CORP.,
                                           Its sole General Partner



                                           By:   /s/ Richard Mahoney
                                              ----------------------------------
                                                 Richard Mahoney, Director,
                                                 Vice President, Chief Financial
                                                 Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                  Signatures                                          Title                            Date
                  ----------                                          -----                            ----
         /s/ Frederick Kleisner                            Chairman, Chief Executive              March 25, 1996
--------------------------------------------               Officer, and President
         Frederick Kleisner


         /s/ Richard Mahoney                               Director, Vice President,              March 25, 1996
--------------------------------------------               Chief Financial Officer and
         Richard Mahoney                                   Treasurer (Chief Accounting
                                                           Officer)


         /s/ Merrick Kleeman                               Director                               March 25, 1996
--------------------------------------------
         Merrick Kleeman


         /s/ Stuart Rothenberg                             Director                               March 25, 1996
--------------------------------------------
         Stuart Rothenberg

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1996.

                                 THE WESTIN ST. FRANCIS LIMITED PARTNERSHIP
                                 (a Delaware limited partnership)

                                 By:  ST. FRANCIS HOTEL CORPORATION,
                                      Its sole General Partner


                                      By:   /s/ Richard Mahoney
                                         --------------------------------------
                                            Richard Mahoney, Director,
                                            Vice President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                  Signatures                                      Title                              Date
                  ----------                                      -----                              ----
         /s/ Frederick Kleisner                            President and Director                 March 25, 1996
--------------------------------------------
         Frederick Kleisner


         /s/ Richard Mahoney                               Director, Vice President,              March 25, 1996
--------------------------------------------               and Treasurer
         Richard Mahoney


         /s/ Merrick Kleeman                               Director                               March 25, 1996
--------------------------------------------
         Merrick Kleeman


         /s/ Stuart Rothenberg                             Director                               March 25, 1996
--------------------------------------------
         Stuart Rothenberg

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1996.

                                   THE WESTIN CHICAGO LIMITED PARTNERSHIP
                                   (a Delaware limited partnership)

                                   By:  909 NORTH MICHIGAN AVENUE CORPORATION,
                                        Its sole General Partner


                                        By:    /s/ Richard Mahoney
                                           ------------------------------------
                                               Richard Mahoney, Director,
                                               Vice President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                  Signatures                                      Title                              Date
                  ----------                                      -----                              ----
         /s/ Frederick Kleisner                            President and Director                 March 25, 1996
--------------------------------------------
         Frederick Kleisner


         /s/ Richard Mahoney                               Director, Vice President,              March 25, 1996
--------------------------------------------               and Treasurer
         Richard Mahoney


         /s/ Merrick Kleeman                               Director                               March 25, 1996
--------------------------------------------
         Merrick Kleeman


         /s/ Stuart Rothenberg                             Director                               March 25, 1996
--------------------------------------------
         Stuart Rothenberg