Form 10-Q
period 1996-03-31
WESTIN HOTELS LTD PARTNERSHIP
filed 1996-05-15
CIK 790549

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark one)
   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -------- EXCHANGE ACT OF 1934


         For the quarterly period ended     March 31, 1996
                                        -----------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -------- EXCHANGE ACT OF 1934


         For the transition period from                   to
                                        ------------------  ------------------

Commission file number 0-15097.

                        WESTIN HOTELS LIMITED PARTNERSHIP
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charters)

                         Delaware                                                  91-1328985
- --------------------------------------------------------------        ------------------------------------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

            2001 Sixth Avenue, Seattle, Washington                                    98121
- --------------------------------------------------------------        ------------------------------------
           (Address of principal executive offices)                                 (Zip Code)

     Registrant's telephone number, including area code                           (206) 443-5000
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


            135,600 limited partnership units issued and outstanding

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                               REPORT ON FORM 10-Q

                      For the Quarter Ended March 31, 1996

                                      INDEX

Part I.  FINANCIAL INFORMATION                                                Page No.
- ------------------------------                                                --------
         Item 1.  Consolidated Financial Statements:

                  Consolidated Balance Sheets                                     3

                  Consolidated Statements of Operations                           4

                  Consolidated Statements of Partners' Equity                     5

                  Consolidated Statements of Cash Flows                           6

                  Notes to Consolidated Financial Statements                      7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                             8-10


Part II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                11-12

SIGNATURES                                                                        12

                          PART I. FINANCIAL INFORMATION
                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                     ASSETS

                                                                         March 31, 1996         December 31, 1995
                                                                         --------------         -----------------
                                                                           (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                              $  6,961                 $ 10,345
     Guest and trade accounts receivable, less allowance for
       doubtful accounts of $219 in 1996 and $213 in 1995                      5,083                    4,745
     Other receivables                                                            45                      109
     Inventories                                                                 504                      516
     Prepaid expenses and other current assets                                 1,472                    1,677
                                                                            --------                 --------
TOTAL CURRENT ASSETS                                                          14,065                   17,392

PROPERTY AND EQUIPMENT, at cost, net of accumulated
     depreciation of $91,377 in 1996 and $89,412 in 1995                     227,244                  225,355

RESTRICTED CASH                                                                4,537                    3,555

OTHER ASSETS                                                                     389                      396
                                                                            --------                 --------

TOTAL ASSETS                                                                $246,235                 $246,698
                                                                            ========                 ========

                        LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable:
       Trade and other                                                      $  1,848                 $  2,491
       Westin and affiliates                                                     809                      613
                                                                            --------                 --------
          Total accounts payable                                               2,657                    3,104
     Accrued expenses                                                          8,035                    7,859
     Current maturities of long-term obligations                                 167                      172
     Other current liabilities                                                   956                      715
                                                                            --------                 --------
TOTAL CURRENT LIABILITIES                                                     11,815                   11,850

LONG-TERM OBLIGATIONS                                                        126,009                  125,662
LONG-TERM OBLIGATION TO GENERAL PARTNER                                       28,745                   28,098
DEFERRED INCENTIVE MANAGEMENT FEES PAYABLE  TO WESTIN
                                                                              16,882                   16,249
                                                                            --------                 --------

TOTAL LIABILITIES                                                            183,451                  181,859

MINORITY INTERESTS                                                             3,431                    3,436

PARTNERS' EQUITY (DEFICIT):
     General Partner                                                          (1,888)                  (1,795)
     Limited Partners (135,600 Units issued and outstanding)                  61,241                   63,198
                                                                            --------                 --------
TOTAL PARTNERS' EQUITY                                                        59,353                   61,403
                                                                            --------                 --------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                      $246,235                 $246,698
                                                                            ========                 ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands of Dollars Except per Unit Data)
                                   (Unaudited)

                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                               1996                 1995
                                                                             -------              -------
OPERATING REVENUES:
     Rooms                                                                   $13,882              $12,022
     Food and beverage                                                         5,542                5,936
     Other operating departments                                               2,330                1,973
                                                                             -------              -------

TOTAL OPERATING REVENUES                                                      21,754               19,931
                                                                             -------              -------

OPERATING EXPENSES:
     Rooms                                                                     4,305                4,276
     Food and beverage                                                         4,694                5,866
     Other operating departments                                                 664                  652
     Administrative and general                                                2,389                2,169
     Management fees                                                           1,122                  449
     Advertising and business promotion                                        1,777                1,810
     Property maintenance and energy                                           1,994                1,917
     Local taxes and insurance                                                 1,533                1,290
     Rent                                                                        192                  170
     Depreciation and amortization                                             1,968                1,540
                                                                             -------              -------

TOTAL OPERATING EXPENSES                                                      20,638               20,139
                                                                             -------              -------

OPERATING PROFIT (LOSS)                                                        1,116                 (208)
                                                                             -------              -------

OTHER INCOME (EXPENSE):
     Interest income                                                             166                  282
     Interest expense                                                         (2,690)              (2,645)
     Interest expense on long-term obligation
       to General Partner                                                       (647)                (503)
     Other, net                                                                    -                    1
                                                                             -------              -------

NET OTHER EXPENSE                                                             (3,171)              (2,865)
                                                                             -------              -------

LOSS BEFORE MINORITY INTERESTS                                                (2,055)              (3,073)

MINORITY INTERESTS                                                                 5                   17
                                                                             -------              -------

NET LOSS                                                                     $(2,050)             $(3,056)
                                                                             =======              =======

NET LOSS PER UNIT (135,600 Units issued and outstanding)                     $(15.12)             $(22.54)
                                                                             =======              =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                 Three Months Ended March 31, 1996
                                                 ---------------------------------
                                                   General              Limited
                                                   Partner              Partners
                                                   -------              --------
BALANCE AT DECEMBER 31, 1995                       $(1,795)             $63,198

Net loss                                               (93)              (1,957)
                                                   -------              -------

BALANCE AT MARCH 31, 1996                          $(1,888)             $61,241
                                                   =======              =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                               Three Months Ended March 31,
                                                                             --------------------------------
                                                                               1996                     1995
                                                                             -------                  -------
OPERATING ACTIVITIES:
     Funds provided by (used in) operations                                  $ 1,532                  $  (719)
     Net change in receivables, inventories,
         prepaid expenses and other current assets,
         net of accounts payable, accrued expenses
         and other current liabilities                                           (87)                    (444)
                                                                             -------                  -------

         Net cash provided by (used in) operating activities                   1,445                   (1,163)
                                                                             -------                  -------

INVESTING ACTIVITIES:
     Acquisition of property and equipment, net of sales                      (3,857)                  (8,193)
     Increase in restricted cash                                              (4,733)                  (6,873)
     Decrease in restricted cash to fund acquisition of
         property and equipment                                                3,797                    7,977
     Decrease in other assets                                                      7                        -
                                                                             -------                  -------

         Net cash used in investing activities                                (4,786)                  (7,089)
                                                                             --------                 -------

FINANCING ACTIVITIES:
     Increase in long-term obligation to General Partner                           -                    5,000
     Repayment of long-term obligations                                          (43)                     (71)
                                                                             --------                 -------

         Net cash (used in) provided by financing activities                     (43)                   4,929
                                                                             --------                 -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (3,384)                  (3,323)

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF YEAR                                                                  10,345                    7,602
                                                                             -------                  -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 6,961                  $ 4,279
                                                                             =======                  =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Westin Hotels Limited Partnership, a Delaware limited partnership (the "Partnership"), and its subsidiary limited partnerships, The Westin St. Francis Limited Partnership and The Westin Chicago Limited Partnership (the "Hotel Partnerships"). The Westin St. Francis Limited Partnership owns and operates The Westin St. Francis in downtown San Francisco, California, and The Westin Chicago Limited Partnership owns and operates The Westin Hotel, Chicago in downtown Chicago, Illinois (individually a "Hotel", collectively the "Hotels"). All significant intercompany transactions and accounts have been eliminated. Certain of the prior year's amounts have been reclassified to conform with the 1996 presentation.

     The consolidated financial statements and related information for the periods ended March 31, 1996 and March 31, 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the results of these interim periods have been included. All such interim adjustments are of a normal recurring nature. The results of operations for the periods ending March 31, 1996 and March 31, 1995 should not be regarded as indicative of the results that may be expected for the full year.

(2)  FURTHER INFORMATION

     Reference is made to "Notes to Consolidated Financial Statements" contained in the Partnership's Annual Report on Form 10-K filed for 1995 for information regarding significant accounting policies, Partnership organization, restricted cash, accrued expenses, long-term obligations, operating leases, commitments and related party transactions.

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       The primary market focus of The Westin St. Francis and The Westin Hotel, Chicago (individually a "Hotel", collectively the "Hotels") is on business travelers, tourists, conventions and other groups. The Hotels' business activities continue to follow national economic trends. Both The Westin St. Francis and The Westin Hotel, Chicago experience seasonal trends with their lowest occupancy levels occurring in the first quarter and relatively steady increases throughout the remainder of the year.

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

RESULTS OF OPERATIONS

       This section analyzes the fluctuations between the three month periods ended March 31, 1996 and 1995. References made to the results for the period ended March 31, 1995 are taken from the historical financial statements of the Partnership for that period. The term Restructuring Agreement refers to the restructuring of the Hotels' mortgage loans completed in 1994. The table below presents key statistics used in the analysis:

                                                                         Three Months Ended
                                                                              March 31,
                                                                      --------------------------
                        Combined                                        1996              1995
             -----------------------------                            -------            -------
             Average Room Rate (ARR)                                  $129.19            $121.30
             Occupancy Rate                                              61.1%              56.8%
             Profit Margin as a Percentage
             of Revenues:
                 Rooms                                                   69.0%              64.4%
                 Food and Beverage                                       15.3%               1.2%

Three Months Ended 1996 Compared With 1995

       During the first quarter of 1996, the Partnership realized an operating profit of $1,116,000, a $1,324,000 improvement over the prior year's $208,000 loss. Total operating revenues improved $1,823,000 over last year's level, to $21,754,000, reflecting the higher occupancy and room rates achieved by the Partnership's Hotels. These gains resulted from the renovated rooms (the last of which will be completed by The Westin St. Francis this May), and from improving demand throughout the industry and particularly within the Hotels' markets. Despite declines in food and beverage revenues due to closure of restaurant facilities at The Westin St. Francis, profitability in this division improved significantly and will be discussed in greater detail below. The Partnership's net loss of $2,050,000, $1,006,000 lower than last year's loss of $3,056,000, reflected increased profitability in all operating areas as previously mentioned.

       Combined rooms revenues increased significantly reflecting higher occupancies, particularly at The Westin St. Francis, and higher room rates, most notably at The Westin Hotel, Chicago. Combined rooms revenues improved 15.5% over the 1995 levels of $12,022,000, to $13,882,000. The greatest improvement was experienced by The Westin St. Francis where both individual and group business segments improved. Occupancy rates increased 5.6 percentage points and the average room rate improved 3.9%, driving the improvement in this Hotel's rooms revenues to $10,168,000, up $1,196,000 from last year's level. The Westin Hotel, Chicago, experiencing stronger group business, achieved a 2.5 percentage point improvement in the occupancies and a 14% higher average room rate. These factors combined to drive the $664,000 improvement in this Hotel's rooms revenue to $3,714,000.

       Combined profits from food and beverage operations improved $778,000 to $848,000 despite revenue declines of $394,000 as The Westin St. Francis closed several restaurant outlets in order to convert them into more profitable banquet facilities and the Westin Hotel, Chicago benefited from its renovated banquet facilities which were closed for renovations during this same period last year. On a year over year basis, The Westin St. Francis experienced revenue declines totaling $706,000 and effected cost reductions totaling $1,048,000 to achieve a $342,000 improved profitability in this operating division.

       Combined rooms profits of $9,577,000 were 23.6%, or $1,831,000, higher than those for the first quarter of last year. The 4.6 percentage point improvement in the combined profit margin reflected revenue growth and the cost containment measures practiced by the Hotels.

       Combined profits from other operating departments improved 26.1% to $1,666,000 primarily due to higher rental income generated from subtenant leases. Management fees increased $673,000 to $1,122,000. This increase reflects stronger gross revenues, which impacted base management fees, and stronger net cash flows, which impacted incentive management fee accruals. The incentive management fee currently accrues at 20% of net operating cash flows, as stipulated in the management agreement.

       Interest income earned by the Partnership declined by $116,000 due to two offsetting factors: the decrease in interest resulting from declining balances in the FF&E Reserve Accounts and the increase in interest earned on short term investments of operating cash. The Partnership accrued interest expense on the subordinated loan, which bears interest at an annual rate of prime plus 1% as specified in the Partnership Agreement, totaling $647,000 during this three-month period.

Liquidity and Capital Resources

       The Partnership had cash and cash equivalents of $6,961,000 at March 31, 1996, down $3,384,000 from December 31, 1995. During this first quarter, operating activities contributed $1,445,000. As stipulated in the Restructuring Agreement, funding of available net cash flow into the FF&E Accounts totaled $4,733,000. This amount was based on available net cash flows generated from fourth quarter 1995 operations.

       During the three months ended March 31, 1996, funds from these Reserve Accounts, along with cash generated from operations, were used to acquire property and equipment totaling $3,857,000. Most of these acquisitions occurred at The Westin St. Francis where renovation work focused on the tower rooms. Guest rooms are scheduled for completion by mid-May. Work has also commenced on conversion of a restaurant to an upscale banquet facility to be located on the 32nd floor and completed by this fall. It is anticipated that during 1996 The Westin St. Francis will expend a total of $15.5 million on capital. Of this amount, $4.6 million will fund the facade restoration, $2.8 million the food and beverage facilities (banquet space), $2.7 million the tower guest rooms, and $5.4 million other projects including fire/life safety and systems upgrades and ADA compliance. During 1996, the FF&E Reserve Accounts are funded by Available Net Cash Flow as stipulated in the Restructuring Agreement, and are included in restricted cash in the Consolidated Financial Statements. On or before May 15, 1996, net available cash flows generated during the first quarter of 1996, totaling $1,214,000, will be deposited in the FF&E Accounts.

       This year, capital expenditures for The Westin Hotel, Chicago are budgeted for $3.1 million. Renovations to the facade will utilize $0.8 million, food and beverage projects $0.9 million, and miscellaneous projects including systems and elevator upgrades and the final suite restoration $1.4 million.

       All capital projects have either been approved by the lender or are within the limits required by the Restructuring Agreement.

       At this time, the General Partner anticipates that Available Net Cash Flow from operations and funds deposited to the FF&E Reserve Accounts will provide adequate funding for these expenditures. As in prior years, the General Partner will continue to closely monitor the Partnership's cash flow and timing of capital expenditures. The Westin St. Francis' facade restoration will continue beyond 1996 with a current projected 1998 completion date.

       The Partnership's liquidity is continuing to improve as capital projects are completed and the Hotels realize stronger operating results. The Hotels did not achieve sufficient cash flow in 1995 to provide for distributions in 1996. Therefore, no distributions will be made to the limited partners prior to 1997. Given current cash flow projections, barring any unforeseen circumstances, the general partner anticipates that the Partnership will be in a position to resume distributions during 1997 based on available cash flows generated in 1997, as defined in the Partnership Agreement. However, there can be no assurance that this will occur or that the Partnership will achieve sufficient cash flow.

       In 1996, as in 1995, the general partner is focusing on the renovations at both Hotels overseeing their completion so as to minimize any negative impact on operations. The real estate market for luxury properties is continuing to improve and the general partner continues monitoring these market conditions with the goal of optimizing the value of the Partnership's properties to the limited partners.

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




    (b)  REPORTS ON FORM 8-K.

         None.



                                      ****

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington, on the 6th day of May, 1996.


                            WESTIN HOTELS LIMITED PARTNERSHIP
                            (a Delaware limited partnership)

                            By: WESTIN REALTY CORP.,
                                Its sole General Partner




                            By:         /s/ Richard Mahoney
                                -----------------------------------
                                    Richard Mahoney, Director,
                                    Vice President, Chief Financial
                                    Officer and Treasurer

                                  EXHIBIT INDEX

  Exhibit                          Description
  -------                          -----------
Exhibit 27                   Financial Data Schedule