Form 10-Q
period 1996-09-30
WESTIN HOTELS LTD PARTNERSHIP
filed 1996-11-07
CIK 790549

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark one)
     X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 --------- EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --------- EXCHANGE ACT OF 1934

            For the transition period from                 to
                                           ---------------    ----------------

   Commission file number 0-15097.

                        WESTIN HOTELS LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charters)

                              Delaware                                            91-1328985
   -------------------------------------------------------------       ------------------------------------
   (State or other jurisdiction of incorporation or organization       (I.R.S. Employer Identification No.)

               2001 Sixth Avenue, Seattle, Washington                                98121
   -------------------------------------------------------------       ------------------------------------
             (Address of principal executive offices)                              (Zip Code)

    Registrant's telephone number, including area code                          (206) 443-5000

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

                                                  Yes  X        No
                                                      ---          ---

  Indicate the number of shares (units) outstanding of each of the issuer's classes of common stock (units), as of the latest practicable date (applicable only to corporate issuers).



            135,600 limited partnership units issued and outstanding

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                               REPORT ON FORM 10-Q

                    For the Quarter Ended September 30, 1996

                                      INDEX



Part l.  FINANCIAL INFORMATION                                                  Page No.
         Item 1.  Consolidated Financial Statements:

                  Consolidated Balance Sheets                                       3

                  Consolidated Statements of Operations                             4

                  Consolidated Statements of Partners' Equity                       5

                  Consolidated Statements of Cash Flows                             6

                  Notes to Consolidated Financial Statements                        7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                               8 - 10


Part II. OTHER INFORMATION

         Item 5   Other Information                                                 11

         Item 6.  Exhibits and Reports on Form 8-K                                  11- 12

SIGNATURES                                                                          12

                          PART I. FINANCIAL INFORMATION
                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                                        September 30, 1996        December 31, 1995
                                                                      ----------------------     -------------------
                                                                           (Unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                             $  10,524                $  10,345
     Guest and trade accounts receivable, less allowance for
       doubtful accounts of $215 in 1996 and $213 in 1995                      7,379                    4,745
     Other receivables                                                           200                      109
     Inventories                                                                 492                      516
     Prepaid expenses and other current assets                                 1,720                    1,677
                                                                            --------                 --------
TOTAL CURRENT ASSETS                                                          20,315                   17,392

PROPERTY AND EQUIPMENT, at cost, net of accumulated
     depreciation and amortization of $95,159 in 1996 and
          $89,412 in 1995                                                    231,822                  225,355

  RESTRICTED CASH                                                              4,756                    3,555

  OTHER ASSETS                                                                   370                      396
                                                                            --------                 --------
  TOTAL ASSETS                                                             $ 257,263                $ 246,698
                                                                            ========                 ========

                        LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable:
       Trade and other                                                     $   2,363                $   2,491
       Westin and affiliates                                                   1,037                      613
                                                                            --------                 --------
          Total accounts payable                                               3,400                    3,104
     Accrued expenses                                                          8,590                    7,859
     Current maturities of long-term obligations                                 160                      172
     Other current liabilities                                                 1,315                      715
                                                                            --------                 --------
TOTAL CURRENT LIABILITIES                                                     13,465                   11,850

LONG-TERM OBLIGATIONS                                                        126,718                  125,662
LONG-TERM OBLIGATION TO GENERAL PARTNER                                       30,093                   28,098
DEFERRED INCENTIVE MANAGEMENT FEES PAYABLE  TO WESTIN
                                                                              18,311                   16,249
                                                                            --------                 --------

TOTAL LIABILITIES                                                            188,587                  181,859

MINORITY INTERESTS                                                             3,520                    3,436

PARTNERS' EQUITY (DEFICIT):
     General Partner                                                          (1,973)                  (1,795)
     Limited Partners (135,600 Units issued and outstanding)                  67,129                   63,198
                                                                            --------                 --------
TOTAL PARTNERS' EQUITY                                                        65,156                   61,403
                                                                            --------                 --------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                     $ 257,263                $ 246,698
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

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands of Dollars Except per Unit Data)
                                   (Unaudited)

                                                    Three Months Ended          Nine Months Ended
                                                      September 30,               September 30,
                                                  ---------------------       --------------------
                                                    1996          1995          1996         1995
                                                   ------        ------        ------       ------
OPERATING REVENUES:
     Rooms                                        $ 19,701      $ 16,663      $ 52,310      $ 44,745
     Food and beverage                               6,389         6,196        18,814        19,246
     Other operating departments                     2,709         2,451         7,806         6,772
                                                  --------      --------      --------      --------
TOTAL OPERATING REVENUES                            28,799        25,310        78,930        70,763
                                                  --------      --------      --------      --------
OPERATING EXPENSES:
     Rooms                                           5,114         4,612        14,230        13,557
     Food and beverage                               5,345         5,249        15,271        17,241
     Other operating departments                       744           710         2,102         2,057
     Administrative and general                      2,275         2,110         7,123         6,846
     Management fees                                 1,314           570         3,838         1,593
     Advertising and business promotion              1,861         1,544         5,497         5,153
     Property maintenance and energy                 2,201         2,064         6,203         6,035
     Local taxes and insurance                       1,645         1,531         4,719         4,366
     Rent                                              191           201           567           570
     Depreciation and amortization                   2,096         1,904         5,885         5,111
                                                  --------      --------      --------      --------
TOTAL OPERATING EXPENSES                            22,786        20,495        65,435        62,529
                                                  --------      --------      --------      --------
OPERATING PROFIT                                     6,013         4,815        13,495         8,234
                                                  --------      --------      --------      --------
OTHER INCOME (EXPENSE):
     Interest income                                   199           214           507           717
     Interest expense                               (2,702)       (2,670)       (8,101)       (7,984)
     Interest expense on long-term obligation
       to General Partner                             (685)         (659)       (1,995)       (1,784)
     Other, net                                         (1)            3           (69)           (7)
                                                  --------      --------      --------      --------
NET OTHER EXPENSE                                   (3,189)       (3,112)       (9,658)       (9,058)
                                                  --------      --------      --------      --------
INCOME (LOSS) BEFORE
     MINORITY INTERESTS                              2,824         1,703         3,837          (824)

MINORITY INTERESTS                                     (43)          (32)          (84)          (36)
                                                  --------      --------      --------      --------
NET INCOME (LOSS)                                 $  2,781      $  1,671      $  3,753      $   (860)
                                                  ========      ========      ========      ========
NET INCOME (LOSS) PER UNIT
     (135,600 Units issued and outstanding)       $  20.51      $  12.32      $  27.68      $  (6.34)
                                                  ========      ========      ========      ========

        The accompanying notes are an integral part of these consolidated financial statements.

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                            (In Thousands of Dollars)
                                   (Unaudited)

                                           Nine Months Ended September 30, 1996
                                         ----------------------------------------

                                              General          Limited
                                              Partner          Partners
                                            -----------      ------------
BALANCE AT DECEMBER 31, 1995                  $(1,795)         $63,198

Net income (loss)                                (178)           3,931
                                               -------          ------

BALANCE AT SEPTEMBER 30, 1996                 $(1,973)         $67,129
                                               =======          ======

        The accompanying notes are an integral part of these consolidated financial statements.

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                            Nine Months Ended September 30,
                                                         -------------------------------------

                                                                   1996          1995
                                                                 -------       -------
OPERATING ACTIVITIES:
     Funds provided by operations                                $ 14,827      $  7,153
     Net change in receivables, inventories,
         prepaid expenses and other current assets,
         net of accounts payable, accrued expenses
         and other current liabilities                             (1,117)           (9)
                                                                 --------      --------
         Net cash provided by operating activities                 13,710         7,144
                                                                 --------      --------
INVESTING ACTIVITIES:
     Acquisition of property and equipment, net of sales          (12,352)      (22,223)
     Increase in restricted cash                                  (13,068)      (12,020)
     Decrease in restricted cash to fund acquisition of
         property and equipment                                    11,994        22,418
     Decrease (increase) in other assets                               26          (209)
                                                                 --------      --------
         Net cash used in investing activities                    (13,400)      (12,034)
                                                                 --------      --------
FINANCING ACTIVITIES:
     Increase in long-term obligation to General Partner             --           7,500
     Repayment of long-term obligations                              (131)         (206)
                                                                 --------      --------
         Net cash (used in) provided by financing activities         (131)        7,294
                                                                 --------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                             179         2,404

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF YEAR                                                       10,345         7,602
                                                                 --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 10,524      $ 10,006
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

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Westin Hotels Limited Partnership, a Delaware limited partnership (the "Partnership"), and its subsidiary limited partnerships, The Westin St. Francis Limited Partnership and The Westin Chicago Limited Partnership (the "Hotel Partnerships"). The Westin St. Francis Limited Partnership owns and operates The Westin St. Francis in downtown San Francisco, California, and The Westin Chicago Limited Partnership owns and operates The Westin Hotel, Chicago in downtown Chicago, Illinois (individually a "Hotel", collectively the "Hotels"). All significant intercompany transactions and accounts have been eliminated. Certain of the prior period's amounts have been reclassified to conform with the 1996 presentation.

     The consolidated financial statements and related information for the periods ended September 30, 1996 and September 30, 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the results of these interim periods have been included. All such interim adjustments are of a normal recurring nature. The results of operations for the periods ending September 30, 1996 and September 30, 1995 should not be regarded as indicative of the results that may be expected for the full year.

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

RESULTS OF OPERATIONS

     This section analyzes the fluctuations between the three month and nine month periods ended September 30, 1996 and 1995. References made to the results for the period ended September 30, 1995 are taken from the historical financial statements of the Partnership for that period. The table below presents key statistics used in the analysis:

                                                    Three Months Ended            Nine Months Ended
                                                        September 30,                September 30,
                       Combined                      1996         1995            1996         1995
               -------------------------            -------      ------          ------       ------
               REVPAR (Revenue
                 Per Available Room)                $110.84       $93.75          $98.82      $84.69
               Profit Margin as a Percentage
                 of Revenues:
                 Rooms                                74.0%        72.3%           72.8%       69.7%
                 Food and Beverage                    16.3%        15.3%           18.8%       10.4%


Three months ended 1996 compared with 1995

         Operating profits of $6.0 million for the third quarter of 1996 represents a 24.9% improvement over third quarter 1995's operating profits. Operating revenues increased 13.8% to $28.8 million over the same 1995 period as a result of increased occupancies and higher room rates in the third quarter. Total operating expenses increased 11.2% to $22.8 million in the third quarter of 1996 over 1995, although $0.7 million or 32.5% of the increase was attributed to management fees. Incentive management fees were not earned in 1995 under the formula provided in the management contract. Rooms, food and beverage, and other operating department expenses increased in relation to higher occupancies, although operating efficiencies helped reduce operating costs per occupied room.

     Combined REVPAR for the third quarter of 1996 increased 18.2% over the same period in 1995. Combined rooms revenues increased to $19.7 million, a $3.0 million increase from the third quarter of 1995. The Westin St. Francis contributed $1.8 million and The Westin Hotel, Chicago contributed $1.2 million to this improvement. The increase in REVPAR for the quarter represents a 3.9 percentage point increase in combined occupancy rate and a 12.5% increase in combined average room rate to $138.36. The Westin St. Francis attributes its REVPAR increase to strong group business in August and to strategic bookings of higher rated individual travel business over groups during high demand periods. The Westin Hotel, Chicago reported significant increases in group bookings, especially in the last two months of the quarter, all at higher rates than in 1995, plus increases in certain segments of the individual travel category.

     The increase in rooms revenues offset by a 10.9% increase in rooms costs resulted in rooms profits of $14.6 million for the third quarter of 1996, which is 21.0% better than the same 1995 quarter. The Westin St. Francis reported a 19.5% increase in rooms profits from a 16.8% increase in revenues whereas The Westin Hotel Chicago had a 23.7% increase in rooms profits from a 20.9% increase in rooms revenue. Cost per occupied room increased $2.29 or 5.9% and $1.36 or 5.2% at The Westin St. Francis and The Westin Hotel, Chicago, respectively.

     In the third quarter of 1996, combined food and beverage revenues increased 3.1% to $6.4 million over the same 1995 period. Each hotel contributed about $0.1 million to the $0.2 million improvement. At The Westin St. Francis, overall revenues were up due to increased banquet revenues and a growth in sales at their food and beverage outlets. The former Dutch Kitchen reopened July 1 as the St. Francis Cafe and contributed positively to the increased revenues. The Westin Hotel, Chicago showed improvements in both food and beverage outlet and banquet sales.

     Combined food and beverage profits of $1.0 million, $0.6 million from The Westin St. Francis and $0.4 million from The Westin Hotel, Chicago, represents a 10.2% improvement for the third quarter of 1996 over 1995. This improvement in the third quarter of 1996 over the third quarter 1995 can be attributed to cost controls at The Westin St. Francis. This offsets the small percentage rise in increased costs in relation to increased revenues at The Westin Hotel, Chicago.

     Other operating departments revenues rose 10.5% over the third quarter of 1995 due in part to the increase in occupancies. At The Westin St. Francis, the garage, telephone, laundry, valet and business center departments all reported more revenues in the third quarter of 1996 than in 1995. At The Westin Hotel, Chicago, telephone and garage revenues were up due to the increase in room nights and the garage revenues were up due to price increases as well. In addition, sub-rental revenues were up at both Hotels due to changes in tenants.

Nine months ended 1996 compared with 1995

     For the nine months ended September 30, 1996 operating profits of $13.5 million were a 63.9% improvement over the same period in 1995. Rooms revenues contributed significantly to this increase and can be attributed in part to the improved demand the up-scale lodging industry is currently experiencing and to a renovated rooms product. Because combined rooms expenses increased only $0.7 million, the Hotels realized $6.9 million of the increase in rooms revenues as rooms profit. Although combined food and beverage revenues were down $0.4 million for the first nine months of 1996 due primarily to the closure of low margin outlets at The Westin St. Francis, the closure combined with other cost controls resulted in a decrease of food and beverage expenses of $2.0 million. Thus the Hotels were able to achieve a $1.5 million increase in food and beverage profits over the first nine months of 1995. As previously noted, management fees have increased because incentive management fees have been generated in 1996.

     Combined REVPAR increased 16.7% or $14.13. Rooms revenues of $52.3 million represents a $7.6 million increase over year-to-date 1995. The Westin St. Francis saw its greatest increases in room rates in the individual travel category, because the Hotel was able to book rooms at a higher rate in high occupancy periods, and in greater volumes in the group category. At The Westin Hotel, Chicago, higher occupancies and rates in almost every segment of the group travel category were the primary contributors to the increased revenues as well as higher rates in the individual travel category. The Westin St. Francis had an increase in rates of $10.64, an increase in occupancy rate of 4.3 percentage points, and a decrease in cost per occupied room of $0.53. The Westin Hotel Chicago had an increase in rates of $14.41, an increase in occupancy rate of 4.6 percentage points, and a decrease in cost per occupied room of $0.55.

     Rooms profits increased 22.1% to $38.1 million during the first nine months of 1996 over 1995. Room costs increases of only 5.0% resulted in a reduction of cost per occupied room despite the increased occupancy. This is a direct result of tight control of labor and operating expenses at both Hotels.

     Food and beverage revenues increased 10.9% at The Westin Hotel, Chicago for the year-to-date but decreased at The Westin St. Francis 7.2% resulting in a combined decrease of $0.4 million over the same nine month period in 1995. Both Hotels reported strong banquet revenues due to the expansion and increased promotion of this segment. Although banquet revenues at The Westin St. Francis were up, it was not enough to offset the declines in outlet food and beverage revenues as a result of the closure of the higher priced restaurants, Victor's and the St. Francis Grill. However, closure of these less profitable outlets also contributed positively to the increased food and beverage department profits, which have increased 76.7% over the 1995 period.


Liquidity and Capital Resources

     The Partnership had cash and cash equivalents of $10.5 million at September 30, 1996, up $0.2 million from December 31, 1995. During the first nine months of 1996, operating activities contributed $13.7 million. As stipulated in the Restructuring Agreement, funding of available net cash flow into the FF&E Reserve Accounts totaled $13.1 million. During the nine months ended September 30, 1996, funds from the FF&E Reserve Accounts were used to acquire property and equipment totaling $12.4 million.

     For 1996 The Westin St. Francis has budgeted $15.5 million for capital improvements - $4.6 million for facade restoration, $2.8 million for food and beverage renovations, $2.7 million for renovations to tower guest rooms, and $5.4 million for fire/life safety upgrades, ADA compliance and other projects. Renovations of the tower guest rooms at The Westin St. Francis were completed in May, 1996. For 1996, The Westin Hotel, Chicago has budgeted $3.1 million for capital improvements - $0.8 million for facade restoration, $0.9 million for food and beverage outlet renovations, and $1.4 million for elevator modernization and other projects. All capital projects have either been approved by the lender or are within the limits required by the Restructuring Agreement.

     At this time, the General Partner anticipates that Available Net Cash Flow from operations and funds deposited to the FF&E Reserve Accounts will provide adequate funding for these expenditures. On or before November 14, 1996, net available cash flows generated during the third quarter of 1996 totaling $4.9 million will be deposited in the FF&E Reserve Accounts.

     The Partnership's liquidity is continuing to improve as the Hotels realize stronger operating results. The Hotels did not achieve sufficient cash flow to provide for distributions in 1996. Therefore, no distributions will be made to the Limited Partners prior to 1997. Given current cash flow projections and barring any unforeseen circumstances, the General Partner anticipates that the Partnership will be in a position to resume distributions during 1997 based on available cash flows generated in 1997, as defined in the Partnership Agreement. However, there can be no assurance that this will occur or that the Partnership will achieve sufficient cash flow.

     In 1996, as in 1995, the General Partner is focusing on the renovations at both Hotels, overseeing their completion so as to minimize any negative impact on operations. The real estate market for upscale properties is continuing to improve and the General Partner continues to monitor these market conditions with the goal of optimizing the value of the Partnership's properties to the Limited Partners.

                           PART II. OTHER INFORMATION

ITEM 5.      OTHER INFORMATION

      As indicated in the October 11, 1996, letter to the limited partners addressing certain tax issues and the potential effect on unit transfers, the General Partner has determined it to be in the best interest of the Partnership to implement a unit transfer policy that relies on the protections of the 5% safe harbor, promulgated by the Internal Revenue Service, to prevent the Partnership from being deemed a "publicly traded partnership" pursuant to Section 7704 of the Internal Revenue Code. The 5% safe harbor applies if the sum of the percentage interests in partnership capital or profits represented by units traded during any calendar year does not exceed 5% of the total Partnership. The Partnership has already processed 4,485 unit sales in 1996 and has received transfer requests for 2,776 unit sales for the fourth quarter of 1996, of which 1,089 are proper transfer requests and 1,687 are pending. When the General Partner has approved transfer requests of 1,274 more units and the Partnership reaches 1996 units sales aggregating 6,848, the General Partner will suspend its approval of any unit sales transfer requests for the remainder of 1996 in order to comply with the 5% safe harbor.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

    (A)  EXHIBITS.


     4.  Instruments defining the rights of security holders.
         4.1 Amended and Restated Agreement of Limited Partnership of Westin Hotels Limited Partnership. (1)
         4.2 Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership. (1)
         4.3 First Amendment to Amended and Restated Agreement of Limited Partnership of TheWestin St. Francis Limited Partnership. (3)
         4.4 Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership. (1)
         4.5 First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership. (3)

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

         10.9 Promissory Note of 909 North Michigan Avenue Corporation dated August 21, 1986 to Teacher Retirement System of Texas. (1)
         10.10 First Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of June 2, 1994. (3)
         10.11 Mortgage and Security Agreement dated August 21, 1986 for The Westin Hotel, Chicago. (1)
         10.12 First Amendment to Mortgage and Security Agreement dated as of June 2, 1994. (3)
         10.13    St. Francis FF&E Escrow Agreement dated as of June 2, 1994.
                  (3)
         10.14    Chicago FF&E Escrow Agreement dated as of June 2, 1994. (3
         10.15 Promissory Note dated June 2, 1994 in favor of Westin Realty Corp. by Westin Hotels Limited Partnership. (3)
         10.16 Loan Agreement dated as of June 2, 1994 between Westin Hotels Limited Partnership and Westin Realty Corp. (3)
         27.      Financial Data Schedule
--------------------

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





    (B)   REPORTS ON FORM 8-K.

         None.

                                      ****
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington, on the 4th day of November, 1996.


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