Form 10-K
period 1996-12-31
WESTIN HOTELS LTD PARTNERSHIP
filed 1997-03-27
CIK 790549

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10K

         (Mark one)
             X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           -----
                   SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended      December 31, 1996
                                              ----------------------------
                                       OR

           ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period
                   from __________________ to __________________

           Commission file number 0-15097.

                        WESTIN HOTELS LIMITED PARTNERSHIP
              -------------------------------------------------------
              (Exact name of Registrant as specified in its charters)

                 Delaware                                 91-1328985
     -------------------------------                  -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


         2001 Sixth Avenue, Seattle, Washington              98121
        ----------------------------------------           ----------
        (Address of principal executive offices)           (Zip Code)

          Registrant's telephone number, including area code  (206) 443-5000
                                                              -----------------

          Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     Units of limited partnership interests
                     --------------------------------------
                                (Title of Class)

There is no public market for Units of limited partnership interests in the Westin Hotels Limited Partnership.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                -----

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

            135,600 limited partnership Units issued and outstanding

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                     PART I

ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     Westin Hotels Limited Partnership (the "Partnership") and its subsidiary limited partnerships, The Westin St. Francis Limited Partnership (the "St. Francis Partnership") and the Westin Chicago Limited Partnership (the "Chicago Partnership"), each a Delaware limited partnership (collectively the "Partnerships"), were formed on April 25, 1986, for the purpose of acquiring two hotels, The Westin St. Francis in San Francisco, California and The Westin Hotel, Chicago in downtown Chicago, Illinois (individually a "Hotel", collectively the "Hotels"). In January 1997 The Westin Hotel, Chicago was renamed The Westin Michigan Avenue, Chicago to distinguish it from The Westin River North, Chicago also located in downtown Chicago. (See the discussion under Item 2 - "Properties"). The Westin St. Francis and The Westin Michigan Avenue, Chicago had been owned by subsidiaries of Westin Hotel Company ("Westin") and have been managed by Westin as part of Westin's international hotel system since 1945 and 1964, respectively. Westin Realty Corp. ("Westin Realty") is the sole general partner of the Partnership, St. Francis Hotel Corporation ("St. Francis Corp.") is the sole general partner of the St. Francis Partnership, and 909 North Michigan Avenue Corporation ("909 Corp.") is the sole general partner of the Chicago Partnership. Each general partner (individually a "General Partner," collectively the "General Partners") is a subsidiary of Westin. The St. Francis Partnership and Chicago Partnership are collectively referred to as the "Hotel Partnerships."

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

     Westin is owned by a limited liability company formed specifically for the purpose of acquiring Westin. The limited liability company is made up of Starwood Capital Group, L.P., a private firm that invests on behalf of its principals; affiliates of Goldman, Sachs & Co., an international investment banking firm; and Nomura Asset Capital Corporation. Nomura Asset Capital Corporation provided the financing.

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

ITEM 2. PROPERTIES.

     The Partnerships' properties consist of The Westin St. Francis in San Francisco, California, and The Westin Michigan Avenue, Chicago (formerly The Westin Hotel, Chicago) in Chicago, Illinois. Each is a first-class hotel bearing the Westin name and located in a premier central urban location, providing guests with convenient access to business districts, shopping areas and convention facilities. From time to time Westin will own and/or manage more than one hotel in a major market area. While multiple operations within a single market area may compete to some extent, certain benefits may also inure from the ability to coordinate marketing strategies and from other synergisms created by associations with the Westin hotel system.

THE WESTIN ST. FRANCIS

     Description. The Westin St. Francis has 1,192 guest rooms, including 83 suites, with 613 rooms in the main building and 579 rooms in the 32-story tower, and 28 meeting and banquet rooms. Three separate restaurants are located within the Hotel: The Compass Rose, Dewey's, and the newly renovated St. Francis Cafe, formerly the Dutch Kitchen. In addition, there are three lounges, including Club Oz on the 32nd floor. Also on the 32nd floor is Victor's Palace, formerly Victor's Restaurant, which opened this summer as a premier banquet facility. The Hotel offers concierge services and has a business center and complimentary health and fitness center. Jewelry and gift boutiques, clothing shops, specialty stores, an art gallery, a florist and a hair salon are all available within the Hotel.

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

     Capital Improvements. During 1996 the Hotel continued the aggressive renovation program it embarked on in 1995. The Hotel spent $13.1 million on capital improvements. Of this amount, $3.6 million was spent on the main building facade restoration, $2.6 million on renovations to food and beverage outlets, $2.7 million on rooms renovations, and the remaining $4.2 million in other areas including fire/life safety upgrades and ADA (Americans with Disabilities Act) compliance.

     Entering the final phase of facility restoration, the Hotel has budgeted $7.1 million for capital improvements in 1997, of which $0.4 million is to be spent on suites, $0.8 million on food and beverage banquet rooms, $3.6 million in other areas including EDP equipment, ADA compliance and fire/life safety upgrades, and $2.3 million on the facade project. For further discussion regarding the funding of these capital expenditures, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Competitive Conditions. The competition in San Francisco's hospitality industry remained strong during 1996. No new hotels have been added to this competitive segment since 1991, although a new 425-room hotel is planned and due to open in late 1998 or early 1999. Most all of the competition is in the process of or has plans to improve their facilities. The newly expanded Moscone Convention Center is booked to near capacity through 2005, signaling strong group demand. Whereas business travel continues to decline, tourism is on the rise. The impact of this will result in dramatic changes in sales and marketing strategies to take advantage of upswings and changes in the marketplace. Westin manages a hotel at the San Francisco International Airport, but it is not in direct competition with The Westin St. Francis.

THE WESTIN MICHIGAN AVENUE, CHICAGO

     Description. The Westin Michigan Avenue, Chicago has 740 guest rooms, including 38 suites, and 21 meeting rooms. The Hotel operates the Chelsea Restaurant and Bar as an all-purpose food and beverage facility. The Hotel has a fitness center and a business center and provides retail space for several specialty stores and a gift shop.

     Location. The Westin Michigan Avenue, Chicago is located on a prime site in downtown Chicago at the north end of the famous "Magnificent Mile." The Hancock Center is situated directly south of The Westin Michigan Avenue, Chicago, as is the Water Tower Place, offering a variety of shopping and entertainment possibilities. The Hotel is 18 miles from O'Hare International Airport and 12 miles from the Midway Airport.

     Capital Improvements. In 1996 the Hotel focused on renovations to the public areas. The Hotel spent $2.9 million for capital expenditures. Of this amount, $0.8 million was spent on the exterior facade and structure, $0.8 million on food and beverage areas, $0.2 million on rooms, and the remaining $1.1 million on various other projects including ADA guest elevators and elevator modernization.

     The Hotel has budgeted $6.7 million for capital improvements during 1997. Extensive renovation to the tower rooms at a cost of $3.4 million is planned. In addition, $0.4 million will be spent on the sidewalks and planters, $1.1 million for EDP equipment and updating of engineering systems, and $1.8 million for food and beverage outlets. For discussion regarding the funding of these capital expenditures see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Competitive Conditions. Chicago's hospitality industry continued to experience strong competition during 1996. One competitor has completed and another is in the process of extensive renovations. Another competitor on North Michigan Avenue was recently closed for demolition. Plans are to reopen a new hotel in late 1999 or early 2000 in a mixed use facility including condominiums, retail, and office space. For 1997 the Hotel believes that it can maintain its share of the market by emphasizing its premier "Magnificent Mile" location. Westin manages a hotel located at the O'Hare International Airport near Chicago and in January 1997 commenced management of The Westin River North, Chicago in the financial district of downtown Chicago. While Westin and the General Partner believe that neither is in direct competition with The Westin Michigan Avenue, Chicago, their close proximity allows for efficiencies in both staffing and productivity.

MORTGAGE LOANS

     On August 21, 1986, Mortgage Loans in the amount of $83,325,000 with respect to The Westin St. Francis and $32,825,000 with respect to The Westin Michigan Avenue, Chicago (collectively the "Mortgage Loans") were refinanced by Teacher Retirement System of Texas ("Lender"). The Hotels were acquired subject to the Mortgage Loans. The Mortgage Loans require that the Hotel Partnerships not further encumber the Hotels without prior consent of the Lender. On June 2, 1994, the General Partner, on behalf of Westin Hotels Limited Partnership, successfully completed a restructuring of the Mortgage Loans and entered into a Restructuring Agreement with the Lender

INSURANCE

     Each Hotel is covered by comprehensive general liability insurance, fire and extended property insurance (including earthquake coverage), business interruption, workers' compensation, employer's liability insurance, and such other insurance as is customarily obtained for similar properties.

     The Hotels currently participate in a Westin insurance program whereby general liability and workers' compensation insurance coverage premiums are paid through Westin to Aetna Casualty and Surety Company and Westel Insurance Company, the latter being a wholly owned subsidiary of Westin.

ITEM 3. LEGAL PROCEEDINGS.

     On January 15, 1997, Equity Resources Group, Inc., a limited partner of the Partnership ("Claimant"), filed a demand for arbitration with the American Arbitration Association in Seattle, Washington, claiming that the Partnership and its General Partner, Westin Realty Corp., unlawfully refused to provide Claimant with a list of, and other information concerning, the limited partners in order to enable Claimant to make offers to acquire units, thereby damaging Claimant in an unspecified amount. The Partnership and Westin Realty Corp. deny the claim and intend to contest it.

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

     As of March 25, 1997, there were 8,625 holders of record of the 135,600 Units.

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

     The General Partner is aware of certain transfers of Units between unrelated parties, some of which do occur through certain secondary markets that specialize in trading limited partnership interests ("Limited Partnership Exchanges"). Initally, because these transactions were limited and sporadic in number and volume, it had been the General Partner's policy not to disclose the prices at which Units were transferred. Around July 1996, in response to direct requests for Unit sales price and value estimates, the General Partner began advising individuals that Unit exchange sales were occurring on Limited Partnership Exchanges and providing those individuals with the names of Limited Partnership Exchanges and other sources to contact for exchange trading price information.

     In 1996 and more recently, in 1997, the General Partner became aware of offers to purchase Units, which were mailed to limited partners, that have ranged from $185 to $400 per Unit. The General Partner responded, without recommending either an acceptance or rejection of any offer, by providing the limited partners with certain information concerning reported Unit sales. (See the Partnership's current Reports on Form 8-K dated September 26, 1996 and March 12, 1997). The following information reflects the Partnership's records of the average and range of Unit sale prices for each quarter of 1996 and the first quarter of 1997 (through March 21, 1997).


                                              Average per Unit     Range of per Unit Sale
                                                 Sales Price              Sales Price
                                              ----------------     ----------------------
         1996:   First Quarter                     $201.63           $120.00 to $215.34
                 Second Quarter                    $242.32           $150.12 to $269.00
                 Third Quarter                     $315.81           $204.50 to $347.00
                 Fourth Quarter                    $363.84           $340.00 to $387.60

         1997:   First Quarter
                 (through March 21, 1997)          $472.00           $320.00 to $600.00

     In October 1996 the General Partner determined it to be in the best interest of the Partnership to implement a Unit transfer policy that relies on the protections of the 5% safe harbor, promulgated by the Internal Revenue Service, to prevent the Partnership from being deemed a "publicly traded partnership" pursuant to Section 7704 of the Internal Revenue Code. The 5% safe harbor applies if the sum of the percentage interests in partnership capital or profits represented by Units traded during any calendar year does not exceed 5% of the total Partnership interests. Upon reaching 1996 Unit sales aggregating 6,848, the General Partner suspended its approval of any Unit sales transfer requests in order to comply with the 5% safe harbor. The Partnership has already received transfer requests for 5,023 Units sales for the first quarter of 1997. When the Partnership reaches 1997 Unit sales aggregating 6,848, the General Partner will suspend its approval of any Unit sales transfer requests for the remainder of 1997.

     Cash distributions, if any, are distributed to the partners on a quarterly basis not later than 75 days after the end of the Partnership's fiscal quarter. Limited partners have received no cash distributions during the past six years. Based on the expectation that the Hotels' strong operating results will continue and having achieved the performance levels in 1996 required by the Restructing Agreement, the General Partner plans to reinstate cash distributions to the limited partners in 1997. These and any other future distributions of net cash flow will be determined in accordance with Section
7.02 of the Partnership agreement.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial information for the Partnership.

                                                             Years Ended December 31,
                                                             ------------------------
                                          1996           1995          1994           1993          1992
                                          ----           ----          ----           ----          ----
                                                (In Thousands of Dollars Except per Unit Amounts)
Operating Revenues:
     Rooms                              $ 72,589       $ 60,907      $ 60,181       $ 58,300      $ 58,164
     Food and beverage                    27,477         27,124        30,611         27,954        28,763
     Other                                10,884          9,213         8,596          7,972         7,772
                                        --------       --------      --------       --------      --------
Total Operating Revenues                 110,950         97,244        99,388         94,226        94,699
                                        --------       --------      --------       --------      --------
Operating Expenses:
     Rooms                                19,631         17,931        18,511         17,693        17,618
     Food and beverage                    21,963         22,842        25,637         24,410        25,554
     Administrative, general and
         marketing                        17,263         16,120        16,083         15,305        16,189
     Management fees                       5,672          2,188         5,309          4,992         5,032
     Other                                26,522         24,169        21,392         27,467        29,333
                                        --------       --------      --------       --------      --------
Total Operating Expenses                  91,051         83,250        86,932         89,867        93,726
                                        --------       --------      --------       --------      --------
Operating Profit                        $ 19,899       $ 13,994      $ 12,456       $  4,359      $    973
                                        --------       --------      --------       --------      --------
Net Income (Loss)                       $  6,978       $  1,713      $  1,444       $ (8,675)     $(12,258)
                                        --------       --------      --------       --------      --------
Net Income (Loss) per Unit              $  51.46       $  12.63      $  10.65       $ (63.97)     $ (90.40)
Total Assets                            $263,148       $246,698      $234,293       $214,217      $223,332
Long-term Obligations                   $157,880       $153,760      $141,659       $125,855      $127,182
Deferred Incentive
     Management Fees                    $ 19,425       $ 16,249      $ 16,249       $ 13,089      $ 11,395
Distributions Paid per Unit             $      -       $      -      $      -       $      -      $      -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Hotels' primary market focus is on business travelers, conventions and other groups and, in the case of The Westin St. Francis, tourism. The Hotels' business activities generally follow national economic trends. The level of tourist business is influenced by the general global economic environment and political climate and, to a lesser extent, by the strength of the US dollar in relation to foreign currencies. Current trends in the hotel industry indicate that the outlook for the lodging industry remains positive due to the increase in demand, limited growth of full-service hotels and an improved economic environment. Both The Westin St. Francis and The Westin Michigan Avenue, Chicago continue to experience seasonal trends, with the lowest occupancy levels occurring during the first quarter, followed by increased occupancies throughout the remainder of the year. See Note (9) of the Notes to Consolidated Financial Statements, included under Item 8 - "Financial Statements and Supplementary Data" below, for additional quarterly information.

RESULTS OF OPERATIONS

    This section analyzes significant fluctuations in items affecting the consolidated statements of operations for the years ended December 31, 1996, 1995 and 1994. The table below presents key statistics used in the analysis:

                                                               Years Ended December 31,
         Combined                                          1996         1995         1994
         --------                                          ----         ----         ----
     Average room rate (ARR)                              $138.96      $124.99      $118.36
     Occupancy rate                                         73.9%        69.0%        71.8%
     REVPAR                                               $102.66       $86.26      $ 84.99
     Profit margin as a percentage of revenues:
         Rooms                                              73.0%        70.6%        69.2%
         Food and beverage                                  20.1%        15.8%        16.2%


     1996 Compared with 1995. For the year ended December 31, 1996, the Partnership had net income of $7.0 million, an increase of $5.3 million over 1995. This improvement is primarily the result of a 14.1% increase in operating revenues offset by a 9.4% increase in operating expenses over the year ended December 31, 1995.

     Combined rooms revenues for the year 1996 increased to $72.6 million compared to $60.9 million for 1995, a 19.2% improvement. Each Hotel increased both their occupancy rates and their average room rates over the prior year. REVPAR, revenue per available room, on a combined basis, increased 19.0% to $102.66 for 1996 from $86.26 for 1995. The Westin St. Francis reported an increase in occupancy of 5.2 percentage points to 76.4% and The Westin Michigan Avenue, Chicago reported a 4.4 percentage point increase to 69.7%. The Westin Michigan Avenue, Chicago achieved a percentage increase in average room rate of 12.8%; The Westin St. Francis, 10.3%. The average room rate at The Westin St. Francis in 1996 was $144.42 compared to $130.88 in 1995. At The Westin St. Francis, the occupancy percentage and average room rate was up for both the group and individual segments. These improvements can be directly attributed to an improved product and to strong occupancies and room rate increases buoyed by the robust demand in the San Francisco market. The Westin Michigan Avenue, Chicago increased its average room rate to $129.31 in 1996 from $114.62 in 1995. At this Hotel, both the occupancy rate and the average room rate improved for the group segment. However, their occupancy rate for the individual segment was down but was offset by an increase in the group rate resulting in an overall increase. The Westin Michigan Avenue, Chicago also benefited from the improved room product.

     In 1996 both Hotels controlled increases in room costs. Specifically, at The Westin St. Francis, the cost per occupied room increased only $1.01 to $42.18 in 1996 or 2.5% over 1995. The Westin Michigan Avenue, Chicago reported a slight increase of 1.3% in cost per occupied room over 1995 to $29.09. As a result, the combined rooms profit margin increased to 73.0% for 1996 compared to 70.6% for 1995.

     Combined food and beverage profits for the year 1996 increased 28.8% over 1995 to $5.5 million. The most significant difference in food and beverage profit over 1995 was reported by The Westin Michigan Avenue, Chicago. The Westin Michigan Avenue, Chicago, on total food and beverage revenues of $8.5 million, achieved an 11.8% improvement over 1995, or $0.9 million. By keeping cost increases to less than 1.0%, this resulted in a net contribution to profits of $2.2 million. This result was due to increases in prices, higher business levels and the negative impact in 1995 of the renovations to banquet space. Food and beverage profits at The Westin St. Francis increased $0.4 million. This was the result of a $0.5 million decline in food and beverage revenues offset by a $0.9 million decrease in food and beverage costs. Both differences in revenues and costs at The Westin St. Francis were due primarily to the temporary closures in 1996 of food and beverage outlets for renovating or reconfiguring the banquet rooms. The 1996 combined food and beverage profit margin increased 4.3 percentage points over 1995.

     Other operating departments were responsible for $1.7 million of the increase in operating revenues with only a small (5.4%) increase in costs. In 1996 management implemented a policy to charge for cancellations, early departure, late arrivals and no shows. This resulted in additional revenues of $0.7 million over 1995. The rest of the increase is primarily the result of the increased occupancies and an increase in rates in other departments, such as telephone and garage, at both Hotels.

     Management fees increased $3.5 million primarily because incentive management fees were earned in 1996. These fees, which are calculated based on a percentage of net cash flow, were not earned in 1995. The $1.2 million increase in depreciation is due to the addition of depreciable assets in 1996.

    1995 Compared with 1994. During 1995 the Partnership realized net income totaling $1,713,000, up $269,000 from 1994 levels of $1,444,000. Significantly lower management fees, down $3,121,000 from 1994 levels, were the greatest single contributor to the earnings improvement. Operating profits improved by $1,538,000 as the improved profitability in the areas of rooms and other operating departments was partially offset by declines in food and beverage operations resulting from slower banquet business at both Hotels.

    Combined rooms revenues showed a 1.2% improvement of $726,000, to $60,907,000 over 1994 levels. The Westin Michigan Avenue, Chicago achieved significantly higher rooms revenues, up 7.8% over 1994 to $20,237,000 as the average room rate increased 11.7%, reflecting the Hotel's renovated rooms product and higher demand in the Chicago market. The Westin Michigan Avenue, Chicago's improvement was partially offset, however, by the 1.8% decline in rooms revenue at The Westin St. Francis, as the Hotel experienced a 3 percentage point drop in the occupancy rate, as rooms were renovated and group business declined since the Hotel was unable to book this segment during the renovation period.

    Combined food and beverage revenues declined by 11.4% to $27,124,000, reflecting slower banquet activity at each Hotel. The Hotels' food and beverage declines reflected the previously mentioned slower group business resulting from the renovations. In addition, The Westin St. Francis' results were further impacted by an unusually slow social calendar in San Francisco.

    The combined rooms profits improved by 3.1% to $42,976,000 due to the significant improvement at The Westin Michigan Avenue, Chicago. The Hotel achieved a $1,532,000 increase in rooms profit as The Westin Michigan Avenue, Chicago's profitability benefited from the 11.7% increase in the average room rate. The Westin St. Francis experienced a slight decline in the rooms profit (0.8%) as the cost savings measures implemented at the Hotel were insufficient to offset the decline in rooms revenues previously discussed.

    Despite the improved profitability in food and beverage operations at The Westin Michigan Avenue, Chicago, the Hotels' combined food and beverage profits of $4,282,000 declined by $692,000, as The Westin St. Francis was able only to partially offset lost banquet revenues by cost efficiencies.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Partnership had cash and cash equivalents of $14.8 million, a $4.4 million increase from December 31, 1995. During 1996 total net cash provided by operating activities equaled $22.7 million.

     In 1996 the FF&E Reserve Accounts were funded by Available Net Cash Flow as stipulated in the Restructuring Agreement and amounted to $17.9 million for 1996. This amount, plus interest, less $16.0 million expended for capital expenditures, is included in Restricted Cash on the Consolidated Balance Sheet. On February 28, 1997, $6.2 million was deposited into the FF&E Reserve Accounts for the fourth quarter of 1996. Starting January 1, 1997, pursuant to the Restructuring Agreement, the Partnership is required to make deposits to the FF&E Reserve Accounts of 5.0% of gross revenue for each quarter (instead of Available Net Cash Flow) through maturity of the Mortgage Loan in the year 2001. In 1996, $0.5 million was deposited into a Tax Escrow Account for payment of real and personal property taxes as required by the Restructuring Agreement and is included in Cash and Cash Equivalents under Current Assets on the Consolidated Balance Sheet. Deposits by both Hotels for payment of real and personal property taxes into Tax Escrow Accounts will be required for 1997 and thereafter.

     A total of $16.0 million was spent for capital improvements in 1996 for both Hotels. The Westin St. Francis spent $13.1 million in 1996 for capital improvements, of which $3.6 million was spent on the main building facade restoration, $2.6 million on renovations to food and beverage outlets, $2.7 million on rooms renovations, and the remaining $4.2 million in other areas including fire/life safety upgrades and ADA compliance. Renovations to the tower guest rooms were completed in May 1996. On July 1, the Dutch Kitchen reopened as the St. Francis Grill and Victor's was reopened as a premier banquet facility, Victor's Palace, and hosted its first wedding on August 31. The Westin Michigan Avenue, Chicago spent $2.9 million for capital improvements in 1996. Of this amount, $0.8 million was spent on the exterior facade and structure, $0.2 million on rooms, the lobby and facade, $0.8 million on food and beverage areas, and the remaining $1.1 million on various other projects including ADA guest elevators and elevator modernization. As stipulated by the Restructuring Agreement, variances from the original estimated amounts reflect timing adjustments and were either approved by the Lender or were within the limits required by the Restructuring Agreement.

     Expenditures in 1997 will total approximately $13.8 million. The Westin St. Francis, entering the final phase of facility restoration, will spend approximately $7.1 million on capital improvements in 1997, of which $0.4 million is to be spent on renovating suites, $0.8 million on food and beverage banquet rooms, $3.6 million in other areas including EDP equipment, ADA compliance, and fire/life safety upgrades, and $2.3 million on the facade project. The facade restoration at The Westin St. Francis will continue in 1997, with a current projected 1998 completion date. The Westin Michigan Avenue, Chicago expects to spend $6.7 million for capital improvements during 1997. In 1997 this Hotel is scheduled to undergo extensive renovations to the tower rooms at a cost of $3.4 million, which will enhance the Hotel's ability to compete in the highly competitive Chicago market. In addition, $0.4 million will be spent on sidewalks and planters, $1.1 million for EDP equipment and updating of engineering systems, and $1.8 million for food and beverage outlets. All capital projects have been approved by the Lender.

     The Mortgage Loans, as restructured, provided for the suspension of principal payments through December 1, 1998. Under the terms of the Mortgage Loan, the Partnership made scheduled interest payments of $9.2 million in 1996. No distributions were made to the limited partners in 1996 because the Hotels did not achieve sufficient cash flow as required.

     At this time, the General Partner anticipates that the cash flow from operations and the contributions to the FF&E Reserve Accounts will provide adequate funding for these capital expenditures and the 1997 interest payments. In addition, barring any unforeseen adverse occurrence, the General Partner anticipates that the Partnership will be in a position to resume distributions to the limited partners sometime in 1997 and thereafter from available net cash flow. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership agreement and will be distributed to the limited partners within 75 days from the end of the quarter.

     When the Partnership was formed in 1986, it was anticipated that a sale or refinancing of the Hotels would be explored after eight years of Partnership operations. Beginning with 1994, the Partnership agreement directed the General Partner to actively review opportunities to sell or refinance the Hotel properties on behalf of the Partnership. During 1994 the General Partner emphasized restructuring the debt to stabilize both Hotels and to allow them to remain competitive in their respective markets. In 1996 the

General Partner's focus has been on the completion of renovations at both Hotels and continued improvement in the Hotels' operation in order to bolster the value of the Hotels. The General Partner will review the opportunities to sell or refinance the Hotel properties when it reasonably believes that such action is in the best interest of the Partnership. As the real estate market for upscale hotel properties continues to improve, the General Partner will monitor the market conditions for appropriate opportunities to sell or refinance the properties. By the end of 2001, the General Partner must use its best efforts to sell or refinance the Hotel properties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following documents are filed as part of this report:

         Independent Auditors' Reports  . . . . . . . . . . . . . . . . .    11 - 12

         Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . .    13 - 14

         Consolidated Statements of Operations  . . . . . . . . . . . . .         15

         Consolidated Statements of Partners' Equity  . . . . . . . . . .         16

         Consolidated Statements of Cash Flows  . . . . . . . . . . . . .         17

         Notes to Consolidated Financial Statements . . . . . . . . . . .    18 - 22

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Westin Hotels Limited Partnership:

     We have audited the accompanying consolidated balance sheets of Westin Hotels Limited Partnership and subsidiaries (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westin Hotels Limited Partnership and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP





Seattle, Washington,
February 14, 1997

                          INDEPENDENT AUDITORS' REPORT

The Partners
Westin Hotels Limited Partnership:

    We have audited the accompanying consolidated statements of operations, partners' equity and cash flows of Westin Hotels Limited Partnership and Subsidiaries (the Partnership) for the year ended December 31, 1994. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Westin Hotels Limited Partnership and Subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP




Seattle, Washington,
February 28, 1995

                       WESTIN HOTELS LIMITED PARTNERSHIP

                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
                           (In Thousands of Dollars)

                                     ASSETS

                                                                                     1996               1995
                                                                                     ----               ----
CURRENT ASSETS:
     Cash and cash equivalents, including restricted cash
      of $540 in 1996                                                              $ 14,752           $ 10,345
     Guest and trade accounts receivable, less allowance for
      doubtful accounts of $232 in 1996 and $213 in 1995                              6,511              4,745
     Other receivables                                                                  450                109
     Inventories                                                                        516                516
     Prepaid expenses and other current assets                                        1,281              1,677
                                                                                   --------           --------

TOTAL CURRENT ASSETS                                                                 23,510             17,392

PROPERTY AND EQUIPMENT, at cost:
     Buildings and improvements                                                     173,392            161,731
     Furniture, fixtures and equipment                                               91,214             80,844
     Expendable supplies                                                              2,031              2,031
                                                                                   --------           --------

                                                                                    266,637            244,606

     Less accumulated depreciation and amortization                                  97,355             89,412
                                                                                   --------           --------

                                                                                    169,282            155,194

     Construction in progress                                                         1,376              7,562
     Land                                                                            62,599             62,599
                                                                                   --------           --------

PROPERTY AND EQUIPMENT, net                                                         233,257            225,355

RESTRICTED CASH                                                                       6,018              3,555

OTHER ASSETS                                                                            363                396
                                                                                   --------           --------
TOTAL ASSETS                                                                       $263,148           $246,698
                                                                                   ========           ========



  The accompanying notes are an integral part of these consolidated financial statements.

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
                           (In Thousands of Dollars)

                        LIABILITIES AND PARTNERS' EQUITY

                                                                                     1996               1995
                                                                                     ----               ----
CURRENT LIABILITIES:
     Accounts payable:
      Trade and other                                                              $  1,937           $  2,491
      Westin and affiliates                                                           1,171                613
                                                                                   --------           --------
        Total accounts payable                                                        3,108              3,104
     Accrued expenses                                                                 9,274              7,859
     Current maturities of long-term obligations                                        159                172
     Other current liabilities                                                        1,353                715
                                                                                   --------           --------

TOTAL CURRENT LIABILITIES                                                            13,894             11,850

LONG-TERM OBLIGATIONS                                                               127,085            125,662

LONG-TERM OBLIGATION TO GENERAL PARTNER                                              30,795             28,098

DEFERRED INCENTIVE MANAGEMENT FEES
     PAYABLE TO WESTIN                                                               19,425             16,249
                                                                                   --------           --------

TOTAL LIABILITIES                                                                   191,199            181,859

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                                                    3,568              3,436

PARTNERS' EQUITY (DEFICIT):
     General Partner                                                                 (2,026)            (1,795)
     Limited Partners (135,600 Units issued and outstanding)                         70,407             63,198
                                                                                   --------           --------

TOTAL PARTNERS' EQUITY                                                               68,381             61,403
                                                                                   --------           --------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                             $263,148           $246,698
                                                                                   ========           ========



  The accompanying notes are an integral part of these consolidated financial statements.

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 (In Thousands of Dollars Except per Unit Data)

                                                                      1996             1995             1994
                                                                      ----             ----             ----
OPERATING REVENUES:
     Rooms                                                          $ 72,589         $ 60,907         $ 60,181
     Food and beverage                                                27,477           27,124           30,611
     Other operating departments                                      10,884            9,213            8,596
                                                                    --------         --------         --------

TOTAL OPERATING REVENUES                                             110,950           97,244           99,388
                                                                    --------         --------         --------

OPERATING EXPENSES:
     Rooms                                                            19,631           17,931           18,511
     Food and beverage                                                21,963           22,842           25,637
     Other operating departments                                       2,933            2,782            2,752
     Administrative and general                                        9,838            9,301            9,141
     Management fees                                                   5,672            2,188            5,309
     Advertising and business promotion                                7,425            6,819            6,942
     Property maintenance and energy                                   8,273            7,994            8,332
     Local taxes and insurance                                         6,468            5,768            3,545
     Rent                                                                778              789              475
     Depreciation and amortization                                     8,070            6,836            6,288
                                                                    --------         --------         --------

TOTAL OPERATING EXPENSES                                              91,051           83,250           86,932
                                                                    --------         --------         --------

OPERATING PROFIT                                                      19,899           13,994           12,456
                                                                    --------         --------         --------

OTHER INCOME (EXPENSE):
     Interest income                                                     787              919              638
     Interest expense                                                (10,812)         (10,665)         (10,568)
     Interest expense on long-term obligation
      to General Partner                                              (2,697)          (2,456)            (642)
     Other, net                                                          (67)              (2)            (385)
                                                                    --------         --------         --------

NET OTHER EXPENSE                                                    (12,789)         (12,204)         (10,957)
                                                                    --------         --------         --------

INCOME BEFORE MINORITY INTERESTS                                       7,110            1,790            1,499

MINORITY INTERESTS                                                      (132)             (77)             (55)
                                                                    --------         --------         --------

NET INCOME                                                          $  6,978         $  1,713         $  1,444
                                                                    ========         ========         ========


NET INCOME PER UNIT                                                 $  51.46         $  12.63         $  10.65
                                                                    ========         ========         ========
(135,600 Units issued and outstanding)



  The accompanying notes are an integral part of these consolidated financial statements.

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                           (In Thousands of Dollars)

                                                                 General             Limited
                                                                 Partner             Partners
                                                                 --------            --------
BALANCE AT DECEMBER 31, 1993                                     $ (1,418)           $ 59,664

Net income (loss)                                                    (172)              1,616
                                                                 --------            --------

BALANCE AT DECEMBER 31, 1994                                       (1,590)             61,280

Net income (loss)                                                    (205)              1,918
                                                                 --------            --------

BALANCE AT DECEMBER 31, 1995                                       (1,795)             63,198

Net income (loss)                                                    (231)              7,209
                                                                 --------            --------

BALANCE AT DECEMBER 31, 1996                                     $ (2,026)           $ 70,407
                                                                 ========            ========



  The accompanying notes are an integral part of these consolidated financial statements.

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                           (In Thousands of Dollars)

                                                                      1996             1995             1994
                                                                      ----             ----             ----
OPERATING ACTIVITIES:
     Net income                                                     $  6,978         $  1,713         $  1,444
     Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation and amortization                                 8,070            6,836            6,288
         Interest on long-term obligations not
          currently payable                                            4,277            4,498            2,305
         Interest earned on restricted cash                             (220)            (512)            (198)
         (Increase) decrease in receivables                           (2,107)             745           (1,752)
         Decrease in inventories                                           -              123                7
         Decrease (increase) in prepaid expenses and
          other current assets                                           396             (124)            (510)
         Increase (decrease) in accounts payable                           4             (543)             688
         Increase (decrease) in accrued expenses and
          other current liabilities                                    2,053             (954)             240
         Incentive management fees not currently payable               3,176                -            3,160
         Minority interests                                              132               77               55
         Other                                                            13               23                5
                                                                    --------         --------         --------
             Net cash provided by operating activities                22,772           11,882           11,732
                                                                    --------         --------         --------

INVESTING ACTIVITIES:
     Proceeds from sales of equipment                                     13               83               15
     Acquisition of property and equipment                           (15,985)         (27,393)          (6,677)
     Increase in restricted cash                                     (17,927)         (16,234)         (20,299)
     Decrease in restricted cash to fund acquisition of
      property and equipment                                          15,671           27,520            6,132
     Decrease (increase) in other assets                                  33             (366)               1
                                                                    --------         --------         --------
             Net cash used in investing activities                   (18,195)         (16,390)         (20,828)
                                                                    --------         --------         --------

FINANCING ACTIVITIES:
     Increase in long-term obligation to General Partner                   -            7,500           17,500
     Repayment of long-term obligations                                 (170)            (249)          (5,308)
                                                                    --------         --------         --------
             Net cash (used in) provided by financing
              activities                                                (170)           7,251           12,192
                                                                    --------         --------         --------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                  4,407            2,743            3,096

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF YEAR                                                          10,345            7,602            4,506
                                                                    --------         --------         --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                            $ 14,752         $ 10,345         $  7,602
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

                               DECEMBER 31, 1996

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)     BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Westin Hotels Limited Partnership, a Delaware limited partnership (the "Partnership"), and its subsidiary limited partnerships, The Westin St. Francis Limited Partnership and The Westin Chicago Limited Partnership (the "Hotel Partnerships"). The Westin St. Francis Limited Partnership owns and operates The Westin St. Francis in downtown San Francisco, California, and The Westin Chicago Limited Partnership owns and operates The Westin Michigan Avenue, Chicago (formerly The Westin Hotel, Chicago) in downtown Chicago, Illinois (individually a "Hotel", collectively the "Hotels"). All significant intercompany transactions and accounts have been eliminated. Certain of the prior years' amounts have been reclassified to conform with the 1996 presentation.

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

         (B)     CASH EQUIVALENTS AND RESTRICTED CASH

         For purposes of the Consolidated Statements of Cash Flows, cash equivalents consist of highly liquid debt instruments bearing floating interest rates and other short-term investments purchased with original maturities of three months or less. Restricted cash consists of amounts deposited in interest-bearing money market accounts. The Partnership's carrying amount approximates the fair value of cash equivalents and restricted cash.

         (C)     INVENTORIES

         Inventories, principally food and beverage and supplies, are valued at the lower of cost (first-in, first-out) or replacement market.

         (D)     PROPERTY AND EQUIPMENT

         Depreciation of property and equipment is provided principally on the straight-line method over the assets' estimated useful lives as follows:

         Buildings                                                 40 years
         Building improvements                   Remaining life of building
         Furniture, fixtures and equipment                    7 to 12 years
         Expendable supplies                                        5 years

         An annual group method of depreciation is used, under which individual assets are not specifically identified for purposes of determining retirements, and fully depreciated asset groups are written off when evidence indicates they are no longer in use. Proceeds from miscellaneous sales of property and equipment are credited to accumulated depreciation.

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

         (E)     ADVERTISING COSTS

         The Partnership expenses the production costs of advertising the first time the advertising takes place.

         (F)     INCOME TAXES

         The Partnership does not record any provision for Federal and state income taxes in its consolidated financial statements. All items of income, gain, loss, deduction or credit for Federal and state income tax purposes are allocated to the partners of the Partnership for inclusion in their individual income tax returns. The reported amounts of the Partnership's net assets and liabilities exceeded the related tax bases by approximately $50,141,000 and $43,036,000 at December 31, 1996 and 1995, respectively.

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

         On May 12, 1995, Aoki Corporation sold all of the stock of Westin, which it held indirectly through its wholly owned subsidiary, Caesar Park Hotels & Resorts, Inc. (formerly Caesar Park Hotel Investment, Inc.). Westin was sold to a limited liability corporation formed specifically for the purpose of this acquisition by Starwood Capital Group, L.P.; affiliates of Goldman, Sachs & Co.; and Nomura Asset Corporation. The sale of Westin did not change the structure of the General Partner's and limited partners' interests in the Partnership. Two affiliates of Westin Realty own a total of 279 limited partnership Units, representing less than a 1% ownership interest.

         In January 1997 The Westin Hotel, Chicago was renamed The Westin Michigan Avenue, Chicago to distinguish it from The Westin River North, Chicago, also located in downtown Chicago.

         The Hotel Partnerships' profits and losses are generally allocated 99% to the Hotel Partnership and 1% to minority interests. Partnership profits and losses are further allocated 99% to the limited partners and 1% to the General Partner, with the exception of depreciation expense, which is allocated 92.55% to the limited partners and 7.45% to the General Partner. Because of the allocation of depreciation expense, the General Partner's share of profits and losses since inception is a net loss, resulting in a deficit balance in the General Partner equity account. The Partnership agreement specifies that if a deficit balance exists after liquidation of the Hotel Partnerships' assets, the General Partner would be obligated to contribute cash to the Partnership equal to the lesser of (i) the deficit balance in such capital account, or (ii) 1.01% of the capital contributions of the limited partners reduced by all capital contributions of the General Partner to, but not including, such specified time.

         Except for the following restrictions outlined in the restructuring of the Mortgage Loans in June 1994 ("Restructuring Agreement"), net cash flow of the Partnership as defined in the Partnership agreement is distributed first to the limited partners until certain preferential distributions are achieved and then allocated to both the general and limited partners depending on factors related to the source of the net cash flow and cash distributions as specified in the Partnership agreement. The Restructuring Agreement permitted cash distributions to the limited partners in 1996 subject to the Hotels achieving certain performance levels in the two years prior to 1996. However, the Hotels did not achieve these performance levels. Distributions are permitted in 1997 subject to the Hotels achieving certain performance levels in the three years prior to 1997. The Hotels have achieved these performance levels.

(3)      RESTRICTED CASH

         In 1996, $17,927,000 of Available Net Cash Flow from operations (as defined in the Restructuring Agreement) was deposited in the Furniture, Fixture and Equipment ("FF&E") Reserve Accounts. During 1995 the remaining $7,500,000 of the $25,000,000 subordinated loan from Westin Realty was funded to the Partnership. In 1995 these proceeds, along with $8,734,000 of Available Net Cash Flow from operations was deposited to the FF&E Reserve Accounts. In 1994, $17,500,000 of the subordinated loan and $2,799,000 of Available Net Cash Flow was deposited to the FF&E Reserve Accounts. On February 28, 1997, $6.2 million was deposited into the FF&E Reserve Accounts for the fourth quarter of 1996.

         In 1996, $540,000 was deposited to a Tax Escrow Account as required by the Restructuring Agreement. This account is used to pay real and personal property taxes as they become due. The FF&E Reserve Account is classified as Restricted Cash on the Consolidated Balance Sheets and the Tax Escrow Account is included in Cash and Cash Equivalents under Current Assets of the Consolidated Balance Sheets.

(4)      ACCRUED EXPENSES

         Accrued expenses include the following at December 31:

                                                                                1996               1995
                                                                                ----               ----
                                                                               (In Thousands of Dollars)
                Salaries and wages                                            $  3,670           $  2,990
                Estimated property and other taxes                               4,072              3,806
                Accrued interest                                                   901                886
                Other                                                              631                177
                                                                              --------           --------
                        Total                                                 $  9,274           $  7,859
                                                                              ========           ========

(5)   LONG-TERM OBLIGATIONS

      Long-term obligations include the following at December 31:

                                                                                1996               1995
                                                                                ----               ----
                                                                               (In Thousands of Dollars)
                Mortgage loans, plus accrued interest of $4,538,000
                    in 1996 and $2,958,000 in 1995, bearing effective
                    interest at 8.55%                                         $127,020           $125,440
                Capital lease obligations                                          224                394
                                                                              --------           --------
                                                                               127,244            125,834
                Less current maturities                                            159                172
                                                                              --------           --------
                        Total                                                 $127,085           $125,662
                                                                              ========           ========

                Subordinated note, payable to the General Partner,
                    bearing interest at prime plus 1% (9.25% at
                    December 31, 1996 and 9.5% at December 31, 1995)          $ 30,795           $ 28,098
                                                                              ========           ========

         On June 2, 1994, an agreement to restructure the Hotel Partnerships' existing Mortgage Loans was completed. The parties to this Restructuring Agreement were the Teacher Retirement Systems of Texas, Westin Realty, Westin as manager for the Hotels and the Hotel Partnerships.

         The terms of the Restructuring Agreement provided for reductions in the interest rates on the outstanding balances of the Mortgage Loans for the following time periods: (i) 7.0% per annum for the period from December 1, 1993 through November 30, 1995; (ii) 7.5% per annum for the period from December 1, 1995 through November 30, 1997; and (iii) 10.0% per annum for the period from December 1, 1997 through

November 30, 1998, and then 10.25% per annum thereafter. This results in effective interest rates of approximately 8.55% from December 1, 1993 through maturity in the year 2001. The Restructuring Agreement also required a $5,000,000 payment in 1994. The Mortgage Loans, as restructured, provide for the suspension of additional principal payments through December 1, 1998.

         In addition, the Restructuring Agreement provided for a subordinated loan of $25,000,000 to the Partnership by Westin Realty. This loan accrues interest at an annual rate of prime plus 1%. Principal and interest are payable only upon the earlier to occur of the expiration of 15 years or a refinancing or sale of either Hotel.

         Aggregate quarterly payments on the Mortgage Loans are as follows:
$2,297,000 for 1997, $3,062,000 for 1998 and $3,410,000 for the remaining years through September 2001, at which time the remaining outstanding principal balance is due. From December 1, 1993 through December 31, 1997, interest payments are less than the interest accrued on the Mortgage Loans. Accordingly, the excess of interest accrued over interest paid is added to the outstanding principal balance. Mortgage Loans are secured by first mortgage liens on substantially all Hotel Partnership assets.

         Scheduled principal payments on long-term obligations are $159,000 in 1997, $1,344,000 in 1998, $2,831,000 in 1999, $3,080,000 in 2000, $119,830,000
in 2001 and $30,795,000 thereafter.

         Interest paid by the Partnership totaled $9,216,000 in 1996, $8,615,000 in 1995 and $8,859,000 in 1994.

         No new capital lease agreements were entered into in 1996. The Partnership entered into capital lease agreements with related obligations of $363,000 in 1995.

         The carrying values of the Partnership's Mortgage Loans and subordinated note approximate fair values.

(6)      OPERATING LEASES

         Minimum annual rental expense for operating leases in effect at December 31, 1996, are as follows (in thousands of dollars):

                          1997                  $   728
                          1998                      272
                          1999                      128
                          2000                      125
                          2001                      125
                          Thereafter                553
                                                -------
                                                $ 1,931
                                                =======

(7)      COMMITMENTS AND CONTINGENCIES

         On January 15, 1997, Equity Resources Group, Inc., a limited partner of the Partnership ("Claimant"), filed a demand for arbitration with the American Arbitration Association in Seattle, Washington, claiming that the Partnership and its General Partner, Westin Realty Corp., unlawfully refused to provide Claimant with a list of, and other information concerning, the limited partners in order to enable Claimant to make offers to acquire units, thereby damaging Claimant in an unspecified amount. The Partnership and Westin Realty Corp. deny the claim and intend to contest it.

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

(8)      RELATED PARTY TRANSACTIONS

         Westin Realty is responsible for the management and administration of the Partnership. In accordance with the Partnership agreement, the Partnership reimburses Westin Realty for expenses in connection with such services, which totaled $583,000 in 1996, $482,000 in 1995 and $624,000 in 1994.

         Westin, as manager of the Hotels, receives a base management fee equal to 2.25% of Hotel gross operating revenues. In conjunction with the Restructuring Agreement, Westin agreed to reduce its base management fee from 3.5% to 2.25% of the Hotels' gross revenues through December 31, 1998. Base management fees totaled $2,496,000 in 1996, $2,188,000 in 1995 and $2,149,000
in 1994. Westin also earns an incentive management fee of 20% of annual net operating cash flow. Incentive management fees totaled $3,176,000 in 1996 and $3,160,000 in 1994. No incentive management fee was earned in 1995. Any incentive management fee not currently payable bears no interest and is deferred and subsequently payable from the proceeds of a sale or refinancing of the Hotels or net cash flow after 1996. Therefore, determining the fair value of the liability is not practicable due to uncertainty as to when the liability will be paid. In any event, the fair value of the liability does not exceed the carrying amount.

         Westin and an affiliate also receive marketing fees, representing the Partnership's share of the aggregate costs and expenses incurred by Westin in providing advertising, public relations, sales and reservation services to all Westin hotels. The marketing fee totaled $2,108,000 in 1996, $1,848,000 in 1995 and $1,888,000 in 1994. The Partnership also reimburses Westin for the services of certain full-time Hotel employees. All costs incurred for services provided to the Hotel Partnerships by Hotel employees have been recognized as an expense of the Partnership.

         As disclosed in Note (5), at December 31, 1996, the subordinated loan from Westin Realty to the Partnership totals $30,795,000, which includes $5,795,000 of accrued interest. At December 31, 1995, the balance was $28,098,000 and included $3,098,000 of accrued interest.

(9)      SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data is as follows:

                                                     First       Second        Third       Fourth       Total
                                                     -----       ------        -----       ------       -----
                                                        (In Thousands of Dollars Except per Unit Amounts)
          1996 Quarters:
          Operating revenue                        $ 21,754     $ 28,377     $ 28,799     $ 32,020     $110,950
          Operating profit                         $  1,116     $  6,366     $  6,013     $  6,404     $ 19,899
          Net income (loss)                        $ (2,050)    $  3,022     $  2,781     $  3,225     $  6,978
          Net income (loss) per Unit               $ (15.12)    $  22.29     $  20.51     $  23.78     $  51.46

          1995 Quarters:
          Operating revenue                        $ 19,931     $ 25,522     $ 25,310     $ 26,481     $ 97,244
          Operating profit (loss)                  $   (208)    $  3,627     $  4,815     $  5,760     $ 13,994
          Net income (loss)                        $ (3,056)    $    525     $  1,671     $  2,573     $  1,713
          Net income (loss) per Unit               $ (22.54)    $   3.87     $  12.32     $  18.98     $  12.63

                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Partnerships have no directors or officers. Business policy-making functions of the Partnerships are carried out through the directors and officers of the General Partners.

         Westin Realty's directors and officers and their current positions are:

             Frederick Kleisner       Chairman, Chief Executive Officer and President
             Richard Mahoney          Director, Vice President, Chief Financial Officer and Treasurer
             Merrick Kleeman          Director
             Stuart Rothenberg        Director
             John Ceriale             Vice President
             Douglas C. Sutten        Vice President
             Kevin Hylton             Vice President and Assistant Treasurer
             Catherine L. Walker      Vice President and Secretary
             Ruth E. Valine           Assistant Secretary

         Merrick Kleeman and Stuart Rothenberg became Directors in June 1995. Frederick Kleisner became a Director and Officer in September 1995. Richard Mahoney became a Director and Officer in October 1995. John Ceriale became an Officer in October 1995. Other Officers assumed their current offices at the following times: Mr. Sutten, May 1986; Mr. Hylton, February 1988; Ms. Walker, December 1990, and Ms. Valine, May 1989.

         Frederick Kleisner, 52, joined Westin in August 1995 and currently serves as President and Chief Operating Officer. Prior to joining Westin, Mr. Kleisner served as Group President, Operations, for Interstate Hotels Corporation, North America's largest franchisee of hotels, from 1990 to 1995.

         Richard Mahoney, 44, joined Westin in September 1995 and currently serves as Executive Vice President and Chief Financial Officer. Prior to joining Westin, Mr. Mahoney was Senior Vice President and Chief Financial Officer of Premier Cruise Lines from 1993 to 1995. From 1989 to 1993, he served as Senior Vice President and Controller of The Continental Companies.

         Merrick Kleeman, 33, was named Director of Westin Realty Corp. in June 1995 and serves as a director of Westin Hotel Company. He currently serves as an executive officer of Starwood Capital Group, L.P., its successors and affiliated entities. Mr. Kleeman joined Starwood in August 1992.

         Stuart Rothenberg, 33, was named Director of Westin Realty Corp. in June 1995 and serves as a director of Westin Hotel Company. Mr. Rothenberg joined Goldman Sachs as an associate in the Real Estate Department in 1987. He currently serves as Vice President of Real Estate Acquisitions for Goldman's Whitehall Real Estate Funds.

         John Ceriale, 45, joined Westin in September 1995 and currently serves as Senior Vice President. Mr. Ceriale was formerly the Vice President of Operations of Fairmont Hotels from 1991 to 1995 and General Manager of the company's flagship property, the Fairmont Hotel in San Francisco.

         Douglas C. Sutten, 43, was named Vice President of Westin in 1989. From 1985, when he joined Westin, until 1989, Mr. Sutten was Westin's Director of Taxation.

         Kevin Hylton, 40, has been Vice President and Corporate Controller of Westin since 1988. From 1984, when he joined Westin, until 1988, Mr. Hylton was Financial Reporting Controller of Westin.

         Catherine Walker, 43, was named Senior Vice President, General Counsel, and Assistant Secretary of Westin in December 1990 and elected Secretary in May 1991. Ms. Walker joined Westin's legal department in 1985.

         Ruth E. Valine, 46, was named Legal Administrator of Westin in February 1989. Upon joining Westin in 1979 until February 1989, she held the title of Legal Assistant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of December 31, 1996, no person owned of record, or to the Partnership's knowledge owned beneficially, more than 5% of the total number of Units.

         The officers and directors of the General Partners, as a group, beneficially own no Units. Two affiliates of Westin Realty own a total of 279 limited partnership Units, representing less than a 1% ownership interest.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)  1.  FINANCIAL STATEMENTS.

     The following documents are filed as part of this report:

             Independent Auditors' Reports  . . . . . . . . . . . . . . . . .   11 - 12
             Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . .   13 - 14
             Consolidated Statements of Operations  . . . . . . . . . . . . .        15
             Consolidated Statements of Partners' Equity  . . . . . . . . . .        16
             Consolidated Statements of Cash Flows  . . . . . . . . . . . . .        17
             Notes to Consolidated Financial Statements . . . . . . . . . . .   18 - 22

(A)  2.  FINANCIAL STATEMENT SCHEDULES.

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

         27.1    Financial Data Schedule


____________________

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


(B)  REPORTS ON FORM 8-K.

     On October 17, 1996, the Partnership filed a report on Form 8-K dated September 26, 1996, announcing two special mailings to limited partners: one in response to two separate offers to the limited partners to purchase Units and the other addressing certain tax issues and the potential effect on Unit transfers.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1997.


                                        WESTIN HOTELS LIMITED PARTNERSHIP
                                        (a Delaware limited partnership)

                                        By: WESTIN REALTY CORP.,
                                            Its sole General Partner


                                        By:  /s/ Richard Mahoney
                                             -----------------------------------
                                             Richard Mahoney, Director,
                                             Vice President, Chief Financial
                                             Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                 Signatures                                       Title                            Date
                 ----------                                       -----                            ----
         /s/ Frederick Kleisner                         Chairman, Chief Executive             March 25, 1997
-------------------------------------------             Officer and President
         Frederick Kleisner




         /s/ Richard Mahoney                            Director, Vice President,             March 25, 1997
-------------------------------------------             Chief Financial Officer and
         Richard Mahoney                                Treasurer (Chief Accounting
                                                        Officer)



         /s/ Merrick Kleeman                            Director                              March 25, 1997
-------------------------------------------
         Merrick Kleeman




         /s/ Stuart Rothenberg                          Director                              March 25, 1997
-------------------------------------------
         Stuart Rothenberg

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1997.

                                    THE WESTIN ST. FRANCIS LIMITED PARTNERSHIP
                                    (a Delaware limited partnership)

                                    By: ST. FRANCIS HOTEL CORPORATION,
                                        Its sole General Partner


                                    By:  /s/ Richard Mahoney
                                         -----------------------------------
                                         Richard Mahoney, Director,
                                         Vice President and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:





            Signatures                                          Date                              Title
            ----------                                          ----                              -----
         /s/ Frederick Kleisner                         President and Director                March 25, 1997
-------------------------------------------
         Frederick Kleisner




         /s/ Richard Mahoney                            Director, Vice President              March 25, 1997
-------------------------------------------             and Treasurer
         Richard Mahoney




         /s/ Merrick Kleeman                            Director                              March 25, 1997
-------------------------------------------
         Merrick Kleeman




         /s/ Stuart Rothenberg                          Director                              March 25, 1997
-------------------------------------------
         Stuart Rothenberg

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1997.

                                    THE WESTIN CHICAGO LIMITED PARTNERSHIP
                                    (a Delaware limited partnership)

                                    By: 909 NORTH MICHIGAN AVENUE CORPORATION,
                                        Its sole General Partner


                                    By:  /s/ Richard Mahoney
                                         -----------------------------------
                                         Richard Mahoney, Director,
                                         Vice President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                 Signatures                                      Title                             Date
                 ----------                                      -----                             ----
         /s/ Frederick Kleisner                         President and Director                March 25, 1997
-------------------------------------------
         Frederick Kleisner




         /s/ Richard Mahoney                            Director, Vice President              March 25, 1997
-------------------------------------------             and Treasurer
         Richard Mahoney




         /s/ Merrick Kleeman                            Director                              March 25, 1997
-------------------------------------------
         Merrick Kleeman




         /s/ Stuart Rothenberg                          Director                              March 25, 1997
-------------------------------------------
         Stuart Rothenberg

                                 EXHIBIT INDEX



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

         10.13   St. Francis FF&E Escrow Agreement dated as of June 2, 1994. (3)

         10.14   Chicago FF&E Escrow Agreement dated as of June 2, 1994. (3)

         10.15   Promissory Note dated June 2, 1994 in favor of Westin Realty Corp. by Westin Hotels
                 Limited Partnership. (3)

         10.16   Loan Agreement dated as of June 2, 1994 between Westin Hotels Limited Partnership and
                 Westin Realty Corp. (3)

          27.1   Financial Data Schedule

-------------------------
(1) Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.3, 10.4, 10.5 and 10.6, respectively, to the Partnership's 1986 Annual Report on Form 10-K.

(2) Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Partnership's Registration Statement on Form S-11 (No. 33-3918).

(3) Incorporated by reference to Exhibits 4.3, 4.5, 10.1, 10.3, 10.6, 10.8, 10.10, 10.12, 10.13, 10.14, 10.15, and 10.16, respectively, to the
        Partnership's Form 10-Q for the period ending June 30, 1994.