Form 10-Q
period 1997-03-31
WESTIN HOTELS LTD PARTNERSHIP
filed 1997-05-12
CIK 790549

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark one)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ------- EXCHANGE ACT OF 1934

            For the quarterly period ended         March 31, 1997
                                               -----------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

          For the transition period from                   to
                                          ----------------    ----------------

   Commission file number 0-15097.
                          -------

                        WESTIN HOTELS LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charters)

               Delaware                                     91-1328985
   -------------------------------                      -------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

    2001 Sixth Avenue, Seattle, Washington                    98121
   ----------------------------------------                 ----------
   (Address of principal executive offices)                 (Zip Code)

    Registrant's telephone number, including area code    (206) 443-5000
                                                          --------------



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

                               REPORT ON FORM 10-Q

                      For the Quarter Ended March 31, 1997

                                      INDEX



Part l.  FINANCIAL INFORMATION                                        Page No.
-------  ---------------------                                        --------
         Item 1.  Consolidated Financial Statements:

                  Consolidated Balance Sheets                            3

                  Consolidated Statements of Operations                  4

                  Consolidated Statements of Partners' Equity            5

                  Consolidated Statements of Cash Flows                  6

                  Notes to Consolidated Financial Statements             7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 8-10


Part II. OTHER INFORMATION

         Item 5.  Other Information                                     11

         Item 6.  Exhibits and Reports on Form 8-K                   11-12

SIGNATURES                                                              12

                          PART I. FINANCIAL INFORMATION
                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                     ASSETS

                                                                             March 31, 1997 December 31, 1996
                                                                             -------------- -----------------
                                                                               (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents, including restricted cash                       $   9,722       $  14,752
          of $948 in 1997 and $540 in 1996
     Guest and trade accounts receivable, less allowance for
       doubtful accounts of $247 in 1997 and $232 in 1996                           7,946           6,511
     Other receivables                                                                241             450
      Inventories                                                                     474             516
     Prepaid expenses and other current assets                                      1,187           1,281
                                                                                ---------       ---------
TOTAL CURRENT ASSETS                                                               19,570          23,510

PROPERTY AND EQUIPMENT, at cost, net of accumulated
     depreciation of $99,044 in 1997 and $97,355 in 1996                          232,987         233,257

  RESTRICTED CASH                                                                   9,767           6,018

     OTHER ASSETS                                                                     362             363
                                                                                ---------       ---------

     TOTAL ASSETS                                                               $ 262,686       $ 263,148
                                                                                =========       =========

                        LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable:
       Trade and other                                                          $   2,041       $   1,937
       Westin and affiliates                                                          547           1,171
                                                                                ---------       ---------
          Total accounts payable                                                    2,588           3,108
     Accrued expenses                                                               8,741           9,274
     Current maturities of long-term obligations                                      163             159
     Other current liabilities                                                        999           1,353
                                                                                ---------       ---------
TOTAL CURRENT LIABILITIES                                                          12,491          13,894

LONG-TERM OBLIGATIONS                                                             127,472         127,085

LONG-TERM OBLIGATION TO GENERAL PARTNER                                            31,499          30,795

DEFERRED INCENTIVE MANAGEMENT FEES PAYABLE  TO WESTIN
                                                                                   20,636          19,425
                                                                                ---------       ---------

TOTAL LIABILITIES                                                                 192,098         191,199

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                                                  3,570           3,568

PARTNERS' EQUITY (DEFICIT):
     General Partner                                                               (2,130)         (2,026)
     Limited Partners (135,600 Units issued and outstanding)                       69,148          70,407
                                                                                ---------       ---------
TOTAL PARTNERS' EQUITY                                                             67,018          68,381
                                                                                ---------       ---------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                          $ 262,686       $ 263,148
                                                                                =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in Thousands Except per Unit Data)
                                   (Unaudited)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                    1997               1996
                                                                    ----               ----
OPERATING REVENUES:
     Rooms                                                        $ 16,585           $ 13,882
     Food and beverage                                               7,456              5,542
     Other operating departments                                     2,353              2,330
                                                                  --------           --------

TOTAL OPERATING REVENUES                                            26,394             21,754
                                                                  --------           --------

OPERATING EXPENSES:
     Rooms                                                           4,990              4,305
     Food and beverage                                               5,885              4,694
     Other operating departments                                       786                664
     Administrative and general                                      2,570              2,154
     Management fees                                                 1,804              1,122
     Advertising and business promotion                              1,993              1,777
     Property maintenance and energy                                 2,061              1,994
     Local taxes and insurance                                       1,992              1,768
     Rent                                                              205                192
     Depreciation and amortization                                   2,245              1,968
                                                                  --------           --------

TOTAL OPERATING EXPENSES                                            24,531             20,638
                                                                  --------           --------

OPERATING PROFIT                                                     1,863              1,116
                                                                  --------           --------

OTHER INCOME (EXPENSE):
     Interest income                                                   223                166
     Interest expense                                               (2,733)            (2,690)
     Interest expense on long-term obligation
       to General Partner                                             (704)              (647)
     Other, net                                                        (10)                --
                                                                  --------           --------

NET OTHER EXPENSE                                                   (3,224)            (3,171)
                                                                  --------           --------

LOSS BEFORE MINORITY INTERESTS                                      (1,361)            (2,055)

MINORITY INTERESTS                                                      (2)                 5
                                                                  --------           --------

NET LOSS                                                          $ (1,363)          $ (2,050)
                                                                  ========           ========

NET LOSS PER UNIT (135,600 Units issued and outstanding)          $ (10.05)          $ (15,12)
                                                                  ========           ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                             (Dollars in Thousands)
                                   (Unaudited)



                                                    General            Limited
                                                    Partner            Partners
                                                    -------            -------
BALANCE AT DECEMBER 31, 1996                        $ (2,026)          $ 70,407

Net loss                                                (104)            (1,259)
                                                    --------           --------

BALANCE AT MARCH 31, 1997                           $ (2,130)          $ 69,148
                                                    ========           ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                  1997             1996
                                                                  ----             ----
OPERATING ACTIVITIES:
     Funds provided by operations                               $  3,185         $  1,532
     Net change in receivables, inventories,
         prepaid expenses and other current assets,
         net of accounts payable, accrued expenses
         and other current liabilities                            (2,497)             (87)
                                                                --------         --------

         Net cash provided by operating activities                   688            1,445
                                                                --------         --------

INVESTING ACTIVITIES:
     Acquisition of property and equipment, net of sales          (1,975)          (3,857)
     Increase in restricted cash                                  (6,219)          (4,733)
     Decrease in restricted cash to fund acquisition of
         property and equipment                                    2,514            3,797
     Decrease in other assets                                          1                7
                                                                --------         --------

         Net cash used in investing activities                    (5,679)          (4,786)
                                                                --------         --------

FINANCING ACTIVITIES:
     Repayment of long-term obligations                              (39)             (43)
                                                                --------         --------

         Net cash used in financing activities                       (39)             (43)
                                                                --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (5,030)          (3,384)

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF YEAR                                                      14,752           10,345
                                                                --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  9,722         $  6,961
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

                                         WESTIN HOTELS LIMITED PARTNERSHIP
                                                 AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (Unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Westin Hotels Limited Partnership, a Delaware limited partnership (the "Partnership"), and its subsidiary limited partnerships, The Westin St. Francis Limited Partnership and The Westin Chicago Limited Partnership. The Westin St. Francis Limited Partnership owns and operates The Westin St. Francis in downtown San Francisco, California, and The Westin Chicago Limited Partnership owns and operates The Westin Michigan Avenue, Chicago (formerly The Westin Hotel, Chicago) in downtown Chicago, Illinois. All significant intercompany transactions and accounts have been eliminated. Certain of the prior period's amounts have been reclassified to conform with the 1997 presentation.

     The consolidated financial statements and related information for the periods ended March 31, 1997 and March 31, 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the results of these interim periods have been included. All such interim adjustments are of a normal recurring nature. The results of operations for the periods ended March 31, 1997 and March 31, 1996 should not be regarded as indicative of the results that may be expected for the full year.

(2)    FURTHER INFORMATION

     Reference is made to "Notes to Consolidated Financial Statements" contained in the Partnership's Annual Report on Form 10-K filed for 1996 for information regarding significant accounting policies, Partnership organization, restricted cash, accrued expenses, long-term obligations, operating leases, commitments and contingencies, and related party transactions.

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The primary market focus of The Westin St. Francis and The Westin Michigan Avenue, Chicago (individually a "Hotel", collectively the "Hotels") is on business travelers, tourists, conventions and other groups. In January 1997 The Westin Hotel, Chicago was renamed The Westin Michigan Avenue, Chicago to distinguish it from The Westin River North, Chicago also located in downtown Chicago. Both The Westin St. Francis and The Westin Michigan Avenue, Chicago experience seasonal trends, with the lowest occupancy levels occurring during the first quarter, followed by increased occupancies throughout the remainder of the year.

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

RESULTS OF OPERATIONS

     This section analyzes the fluctuations between the three month periods ended March 31, 1997 and 1996. References made to the results for the period ended March 31, 1996 are taken from the historical financial statements of the Partnership for that period. The term Restructuring Agreement refers to the restructuring of the Hotels' Mortgage Loans completed in 1994. The table below presents key statistics used in the analysis:

                                           Three Months Ended
                                               March 31,
                                               ---------
         Combined                           1997        1996
         --------                           ----        ----
REVPAR (Revenue per available room)        $95.53      $78.96
Profit Margin as a Percentage
of Revenues:
    Rooms                                    69.9%       69.0%
    Food and Beverage                        21.1%       15.3%
EBITDA (In thousands)                      $4,321      $3,250

Three Months Ended 1997 Compared With 1996

     Operating profits for the first quarter of 1997 increased $0.7 million over the first quarter of 1996 to $1.9 million. Both Hotels reported higher profits, which were driven by increased operating revenues of 21.3% over the same 1996 period, and by cost controls, which limited the rise in operating expenses to 18.9%.

     Combined rooms revenues for the first three months of 1997 increased $2.7 million or 19.5% when compared to the same 1996 period. REVPAR for both Hotels combined for the three months ended March 31, 1997, increased 21.0% to $95.53 over the same period in 1996 due to a 3.8 percentage point increase in occupancy to 64.9% and a 13.9% increase in average room rate to $147.10. The $2.0 million increase in rooms revenues at The Westin St. Francis was due primarily to a 20.0% increase in average room rate over the same 1996 period. The $0.7 million increase in rooms revenues at The Westin Michigan Avenue, Chicago was due primarily to a 8.5 percentage point increase in occupancy. Both Hotels reported increases in room nights from the group segment. The Westin Michigan Avenue, Chicago reported some loss in revenues from displaced room nights due to renovations but benefited from special price/value weekend promotions.

     Combined rooms profits increased 21.1% or $2.0 million to $11.6 million over the same 1996 quarter. The Westin St. Francis' rooms profit of $8.5 million was $1.5 million greater than first quarter 1996 and represents a 1.1 percentage point increase in their rooms profit margin. The Westin Michigan Avenue, Chicago's rooms profit of $3.1 million was $0.5 million greater than first quarter 1996 and represents a 0.3 percentage point increase in their rooms profit margin. The rooms profit growth resulted from the room revenue growth and cost containment measures practiced by both Hotels.

     The sizable increase in group business at both Hotels during the first quarter of 1997 positively affected food and beverage catering and banquet volume. The resulting food and beverage revenues of $7.5 million when compared to the first quarter of 1996 were $1.9 million or 34.5% greater. The Westin St. Francis and The Westin Michigan Avenue, Chicago, reported food and beverage revenues of $5.6 million and $1.8 million, respectively, for the first three months of 1997 which represents increases of 36.7% and 28.4%, respectively, over the same 1996 period. The Westin St. Francis also credits the success of focused marketing efforts directed at attracting the higher revenue producing corporate banquet and catering business to their newly updated banquet facilities for this increase.

     Tight control of labor costs and operating expenses resulted in a $0.7 million or 85.3% increase in combined food and beverage profits which translates to a 5.8 percentage point increase in the profit margin achieved by the Hotels on their increased food and beverage revenues over the first quarter of 1996.

     The Hotels other operating departments reported a net profit of $1.6 million for the period ended March 31, 1997, which was $0.1 million less than that reported for the same 1996 period.

     The most significant rise in operating expenses for the first quarter of 1997 was in management fees, which increased $0.7 million over the first quarter of 1996. The majority of this increase, $0.6 million, is related to incentive management fees and can be attributed to The Westin St. Francis' higher projected net cash flow in 1997 compared to 1996. Incentive management fees are not paid until the limited partners receive a preferred return.

     For the first quarter of 1997 compared to the first quarter of 1996, the Partnership's EBITDA improved $1.1 million or 33.0% to $4.3 million, including accruals for incentive management fees not currently requiring cash of $1.2 million and $0.6 million for the first quarter of 1997 and 1996, respectively. EBITDA is net earnings (loss) before interest expense, depreciation and amortization, and before minority interests. The General Partner considers EBITDA to be a measure of the Partnership's operating performance due to the significance of the Partnership's long-lived assets and because such data can be used to measure the Partnership's ability to service debt, fund capital expenditures and pay cash distributions. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and such information should not be considered as an alternative to net income, cash flow from operations or any other performance measure prescribed by generally accepted accounting principles.

Liquidity and Capital Resources

     As of March 31, 1997, the Partnership had cash and cash equivalents of $9.7 million, a $5.0 million decrease from December 31, 1996. Total net cash provided by operating activities for the first quarter of 1997 equaled $0.7 million.

     Starting January 1, 1997, pursuant to the Restructuring Agreement, the Partnership is required to make quarterly deposits to the FF&E Reserve Accounts of 5.0% of gross revenue through maturity of the Mortgage Loan in 2001 to fund capital improvements. Therefore, on or before May 15, 1997, $1.3 million will be deposited in the FF&E Accounts. During the three months ended March 31, 1997, The Westin St. Francis and The Westin Michigan Avenue, Chicago, expended $1.7 million and $0.8 million, respectively, from their FF&E Reserve Accounts. The combined balances of the Hotels' FF&E Reserve Accounts are included in Restricted Cash on the Consolidated Balance Sheets.

     Commencing in 1996, the Restructuring Agreement terms require that both Hotels make deposits into Tax Escrow Accounts for payment of real and personal property taxes. The combined balances of these Tax Escrow Accounts are included in Cash and Cash Equivalents under Current Assets on the Consolidated Balance Sheets.

     The Hotels have budgeted approximately $14.3 million for capital expenditures in 1997. The Westin St. Francis, entering the final phase of facility restoration, will spend approximately $7.1 million on capital improvements in 1997, of which $0.4 million is to be spent on renovating suites, $0.8 million on food and beverage banquet rooms, $3.6 million in other areas including EDP equipment, ADA compliance, and fire/life safety upgrades, and $2.3 million on the facade project. The facade restoration at The Westin St. Francis has a projected 1998 completion date. The Westin Michigan Avenue, Chicago expects to spend $7.2 million for capital improvements during 1997. This Hotel will renovate its tower rooms at a cost of $3.5 million, which will enhance the Hotel's ability to compete in the highly competitive Chicago market. In addition, $0.4 million will be spent on sidewalks and planters, $1.3 million for EDP equipment and updating of engineering systems, and $2.0 million for food and beverage outlets. All capital projects have been approved by the Lender.

     The Mortgage Loans, as restructured, provided for the suspension of principal payments through December 1, 1998. Under the terms of the Mortgage Loan, the Partnership is scheduled to make interest payments of $9.2 million in 1997.

     On April 16, 1997, the Partnership entered into a non-binding expression of intent with Teacher Retirement System of Texas to modify certain terms of the existing mortgage loans. This restructuring was approved by the Real Estate Committee of the Board of Trustees at Teacher Retirement System of Texas and the Board of Westin Hotel Company in April of 1997. The proposed restructuring provides for an extension of the maturity date for each of the Hotel's existing mortgage loans from August 31, 2001, to November 30, 2006. The interest rates on the principal balances of the original mortgage loans will be reduced to 8.85% per annum from 10.0% per annum for the period from December 1, 1997, through November 30, 1998 and to 8.85% per annum from 10.25% from December 1, 1998. This agreement also eases the repayment terms and prepayment privileges. Completion of the restructuring is subject to the execution of definitive legal agreements by the parties by no later than June 4, 1997.

     At this time, the General Partner anticipates that the cash flow from operations and the contributions to the FF&E Reserve Accounts will provide adequate funding for these capital expenditures and the 1997 interest payments. In addition, barring any unforeseen adverse occurrence, the General Partner anticipates that the Partnership will be in a position to resume distributions to the limited partners after the second quarter 1997 and thereafter from available net cash flow.

     In 1997 the General Partner will continue to focus on the completion of renovations at both Hotels and on the improvement of the Hotels' operations in order to bolster the value of the Hotels. The General Partner will review the opportunities to sell or refinance the Hotel properties when it reasonably believes that such action is in the best interest of the Partnership. As the real estate market for upscale hotel properties continues to improve, the General Partner will monitor the market conditions for appropriate opportunities to sell or refinance the properties. By the end of 2001, the General Partner must use its best efforts to sell or refinance the Hotel properties.

                           PART II. OTHER INFORMATION

ITEM 5.      OTHER INFORMATION

     As indicated in the October 11, 1996, letter to the limited partners addressing certain tax issues and the potential effect on unit transfers, the General Partner has determined it to be in the best interest of the Partnership to implement a unit transfer policy that relies on the protections of the 5% safe harbor, promulgated by the Internal Revenue Service, to prevent the Partnership from being deemed a "publicly traded partnership" pursuant to
Section 7704 of the Internal Revenue Code. The 5% safe harbor applies if the sum of the percentage interests in partnership capital or profits represented by units traded during any calendar year does not exceed 5% of the total Partnership, or 6,848 units. The Partnership processed 6,481 unit sales in the first quarter of 1997 and has received transfer requests for 367 unit sales for the second quarter of 1997. Therefore, as of April 21, 1997, the General Partner suspended its approval of any unit sales for the remainder of 1997.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS


           4.   Instruments defining the rights of security holders

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

          10.7  Deed of Trust, Financing Statement, Security Agreement and
                Fixture filing dated August 21, 1986 respecting The Westin St.
                Francis. (1)

          10.8  First Amendment to Deed of Trust, Financing Statement, Security
                Agreement and Fixture Filing dated as of June 2, 1994. (3)

          10.9  Promissory Note of 909 North Michigan Avenue Corporation dated
                August 21, 1986 to Teacher Retirement System of Texas. (1)

          10.10 First Amendment to Promissory Note of 909 North Michigan Avenue
                Corporation dated as of June 2, 1994. (3)

          10.11 Mortgage and Security Agreement dated August 21, 1986 for The
                Westin Hotel, Chicago.(1)

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



    (B)  REPORTS ON FORM 8-K

     On March 20, 1997, the Partnership filed a report on Form 8-K dated March 12, 1997, announcing a special mailing to limited partners in response to various new offers to the limited partners to purchase units.



                                      ****

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington, on the 9th day of May, 1997.


                                       WESTIN HOTELS LIMITED PARTNERSHIP
                                       (a Delaware limited partnership)

                                       By: WESTIN REALTY CORP.,
                                           Its sole General Partner




                                           By:     /s/ Richard Mahoney
                                                -------------------------------
                                                Richard Mahoney, Director,
                                                Vice President, Chief Financial
                                                Officer and Treasurer

                                 EXHIBIT INDEX


           4.   Instruments defining the rights of security holders

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

          10.7  Deed of Trust, Financing Statement, Security Agreement and
                Fixture filing dated August 21, 1986 respecting The Westin St.
                Francis. (1)

          10.8  First Amendment to Deed of Trust, Financing Statement, Security
                Agreement and Fixture Filing dated as of June 2, 1994. (3)

          10.9  Promissory Note of 909 North Michigan Avenue Corporation dated
                August 21, 1986 to Teacher Retirement System of Texas. (1)

          10.10 First Amendment to Promissory Note of 909 North Michigan Avenue
                Corporation dated as of June 2, 1994. (3)

          10.11 Mortgage and Security Agreement dated August 21, 1986 for The
                Westin Hotel, Chicago.(1)

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