Form 10-Q
period 1997-06-30
WESTIN HOTELS LTD PARTNERSHIP
filed 1997-08-08
CIK 790549

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark one)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________________ to ________________

                         Commission file number 0-15097.

                        WESTIN HOTELS LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charters)

              Delaware                                    91-1328985
  ---------------------------------                   -------------------
    (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                   Identification No.)

 2001 Sixth Avenue, Seattle, Washington                      98121
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (206) 443-5000
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

                                                      Yes [X]  No [ ]

Indicate the number of shares (units) outstanding of each of the issuer's classes of common stock (units), as of the latest practicable date (applicable only to corporate issuers).



            135,600 limited partnership units issued and outstanding

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                               REPORT ON FORM 10-Q

                       For the Quarter Ended June 30, 1997

                                      INDEX


Part l.  FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------
         Item 1.  Consolidated Financial Statements:

                  Consolidated Balance Sheets                              3

                  Consolidated Statements of Operations                    4

                  Consolidated Statement of Partners' Equity               5

                  Consolidated Statements of Cash Flows                    6

                  Notes to Consolidated Financial Statements               7 - 8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      9 - 12


Part II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                         13- 14

SIGNATURES                                                                 15

                         PART I. FINANCIAL INFORMATION
                         -----------------------------
                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                         June 30, 1997            December 31, 1996
                                                                     ----------------------     ----------------------
                                                                           (Unaudited)
                                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents, including restricted cash                  $  14,255                $  14,752
        of $1,048 in 1997 and $540 in 1996
     Guest and trade accounts receivable, less allowance for
       doubtful accounts of $270 in 1997 and $232 in 1996                     11,057                    6,511
     Other receivables                                                           241                      450
     Inventories                                                                 529                      516
     Prepaid expenses and other current assets                                 1,270                    1,281
                                                                           ---------                ---------
TOTAL CURRENT ASSETS                                                          27,352                   23,510

PROPERTY AND EQUIPMENT, at cost, net of accumulated
     depreciation of $101,234 in 1997 and $97,355 in 1996                    233,547                  233,257

  RESTRICTED CASH                                                              8,539                    6,018

     OTHER ASSETS                                                                712                      363
                                                                           ---------                ---------

     TOTAL ASSETS                                                          $ 270,150                $ 263,148
                                                                           =========                =========


                                          LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable:
       Trade and other                                                     $   2,030                $   1,937
       Westin and affiliates                                                   1,774                    1,171
                                                                           ---------                ---------
          Total accounts payable                                               3,804                    3,108
     Accrued expenses                                                         10,197                    9,274
     Current maturities of long-term obligations                                 144                      159
     Other current liabilities                                                 1,079                    1,353
                                                                           ---------                ---------
TOTAL CURRENT LIABILITIES                                                     15,224                   13,894

LONG-TERM OBLIGATIONS                                                        127,877                  127,085

LONG-TERM OBLIGATION TO GENERAL PARTNER                                       32,245                   30,795

DEFERRED INCENTIVE MANAGEMENT FEES PAYABLE
        TO WESTIN                                                             20,776                   19,425
                                                                           ---------                ---------

TOTAL LIABILITIES                                                            196,122                  191,199

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                                             3,622                    3,568

PARTNERS' EQUITY (DEFICIT):
     General Partner                                                          (2,182)                  (2,026)
     Limited Partners (135,600 Units issued and outstanding)                  72,588                   70,407
                                                                           ---------                ---------
TOTAL PARTNERS' EQUITY                                                        70,406                   68,381
                                                                           ---------                ---------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                     $ 270,150                $ 263,148
                                                                           =========                =========

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in Thousands Except per Unit Data)
                                   (Unaudited)

                                                              Three Months Ended                 Six Months Ended
                                                                   June 30,                          June 30,
                                                         ----------------------------      ----------------------------
                                                             1997            1996              1997            1996
                                                         -----------      -----------      ------------     -----------

OPERATING REVENUES:
     Rooms                                                 $21,528         $18,727           $38,113         $32,609
     Food and beverage                                       7,839           6,883            15,295          12,425
     Other operating departments                             2,817           2,767             5,170           5,097
                                                           -------         -------           -------         -------

TOTAL OPERATING REVENUES                                    32,184          28,377            58,578          50,131
                                                           -------         -------           -------         -------

OPERATING EXPENSES:
     Rooms                                                   5,563           4,811            10,553           9,116
     Food and beverage                                       5,916           5,232            11,801           9,926
     Other operating departments                               790             694             1,576           1,358
     Administrative and general                              2,101           2,224             4,671           4,378
     Management fees                                         2,332           1,402             4,136           2,524
     Advertising and business promotion                      1,978           1,859             3,971           3,636
     Property maintenance and energy                         2,025           2,008             4,086           4,002
     Local taxes and insurance                               2,512           1,776             4,504           3,544
     Rent                                                      200             184               405             376
     Depreciation and amortization                           2,189           1,821             4,434           3,789
                                                           -------         -------           -------         -------

TOTAL OPERATING EXPENSES                                    25,606          22,011            50,137          42,649
                                                           -------         -------           -------         -------

 OPERATING PROFIT                                            6,578           6,366             8,441           7,482
                                                           -------         -------           -------         -------

OTHER INCOME (EXPENSE):
     Interest income                                           293             142               516             308
     Interest expense                                       (2,680)         (2,709)           (5,413)         (5,399)
     Interest expense on long-term obligation
       to General Partner                                     (746)           (663)           (1,450)         (1,310)
     Other, net                                                 (5)            (68)              (15)            (68)
                                                           -------         -------           -------         -------

NET OTHER EXPENSE                                           (3,138)         (3,298)           (6,362)         (6,469)
                                                           -------         -------           -------         -------

INCOME BEFORE
     MINORITY INTERESTS                                      3,440           3,068             2,079           1,013

MINORITY INTERESTS                                             (52)            (46)              (54)            (41)
                                                           -------         -------           -------         -------

 NET INCOME                                                $ 3,388         $ 3,022           $ 2,025         $   972
                                                           =======         =======           =======         =======

NET INCOME PER UNIT
     (135,600 Units issued and outstanding)                $ 24.99         $ 22.29           $ 14.93         $  7.17
                                                           =======         =======           =======         =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                           General                Limited
                                           Partner               Partners
                                           -------               --------
BALANCE AT DECEMBER 31, 1996               $(2,026)               $70,407

Net income (loss)                              (156)                2,181
                                           --------               -------

BALANCE AT JUNE 30, 1997                   $ (2,182)              $72,588
                                           ========               =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                Six Months Ended June 30,
                                                                              -------------------------------

                                                                               1997                    1996
                                                                              -------                 -------
OPERATING ACTIVITIES:
     Funds provided by operations                                             $10,011                 $ 8,195
     Net change in receivables, inventories,
         prepaid expenses and other current assets,
         net of accounts payable, accrued expenses
         and other current liabilities                                         (2,994)                    707
                                                                              -------                 -------

         Net cash provided by operating activities                              7,017                   8,902
                                                                              -------                 -------

INVESTING ACTIVITIES:
     Acquisition of property and equipment, net of sales                       (4,724)                 (8,127)
     Increase in restricted cash                                               (7,539)                 (5,948)
     Decrease in restricted cash to fund acquisition of
         property and equipment                                                 5,178                   7,682
     (Increase) decrease in other assets                                          (57)                     18
                                                                              -------                 -------

         Net cash used in investing activities                                 (7,142)                 (6,375)
                                                                              -------                 -------

FINANCING ACTIVITIES:
     Repayment of long-term obligations                                           (78)                    (87)
     Deferred financing costs                                                    (294)                      -
                                                                              -------                 -------

         Net cash used in financing activities                                   (372)                    (87)
                                                                              -------                 -------

NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                                            (497)                  2,440

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF YEAR                                                                   14,752                  10,345
                                                                              -------                 -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $14,255                 $12,785
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

                        WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Basis of Presentation
     The accompanying consolidated financial statements include the accounts of Westin Hotels Limited Partnership, a Delaware limited partnership (the "Partnership"), and its subsidiary limited partnerships, The Westin St. Francis Limited Partnership and The Westin Chicago Limited Partnership. The Westin St. Francis Limited Partnership owns and operates The Westin St. Francis in downtown San Francisco, California, and The Westin Chicago Limited Partnership owns and operates The Westin Michigan Avenue, Chicago (formerly The Westin Hotel, Chicago) in downtown Chicago, Illinois. All significant intercompany transactions and accounts have been eliminated. Certain of the prior periods' amounts have been reclassified to conform with the 1997 presentation.

     The consolidated financial statements and related information for the periods ended June 30, 1997 and June 30, 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the results of these interim periods have been included. All such interim adjustments are of a normal recurring nature. The results of operations for the periods ended June 30, 1997 and June 30, 1996 should not be regarded as indicative of the results that may be expected for the full year.

(2)  FURTHER INFORMATION

     Reference is made to "Notes to Consolidated Financial Statements" contained in the Partnership's Annual Report on Form 10-K filed for 1996 for information regarding significant accounting policies, Partnership organization, restricted cash, accrued expenses, long-term obligations, operating leases, commitments and contingencies, and related party transactions.

(3)  LONG-TERM OBLIGATIONS

     On May 27, 1997 an agreement to restructure the existing mortgage loans on The Westin St. Francis and The Westin Michigan Avenue, Chicago was completed. The parties to this restructuring agreement are The Teacher Retirement System of Texas (the lender), The Westin St. Francis Limited Partnership, The Westin Chicago Limited Partnership, Westin Hotels Limited Partnership, St. Francis Hotel Corporation (general partner of The Westin St. Francis Limited Partnership), 909 North Michigan Avenue Hotel Corporation (general partner of The Westin Chicago Limited Partnership), Westin Realty Corp. (general partner of Westin Hotels Limited Partnership) and Westin Hotel Company (the management company).

     The agreement provides for an extension of the maturity date for each of the Hotel's existing mortgage loans from August 31, 2001 to November 30, 2006. The interest rates on the principal balances of the original mortgage loans will be reduced to 8.85% per annum from 10.0% per annum for the period from December 1, 1997 through November 30, 1998 and to 8.85% per annum from 10.25% per annum from December 1, 1998 through maturity. The restructuring resulted in a decrease in the effective interest rate on the mortgage loans from 8.55% per annum to 8.06% per annum from the date of the agreement through maturity.

     Through November 30, 1999, the restructured loans require the payment of interest only each quarter in arrears. From December 1, 1999 to November 30, 2006 the loans require blended payments of principal and interest each quarter in arrears in such amount necessary to repay the principal balance of each note (together with interest at the fixed interest rate) on the basis of a 25 year amortization schedule. On the maturity date, the entire principal balance plus all accrued and unpaid interest will be due and payable.

     The prepayment provisions have been amended. Under the terms and conditions of this restructuring, the prepayment penalty for The Westin Michigan Avenue, Chicago loan has been reinstated except in the case of a repayment resulting from a sale to a third party. The termination date for the prepayment penalty for The Westin St. Francis loan generally has been extended to the year 2006 from the year 2001. With respect to a hotel sale to a third party, however, there will be no prepayment penalty if the sale occurs after August 31, 2001.

(4)  Accrued Expenses

     In July 1997, The Westin St. Francis received notification of an increase of approximately $1,000,000 in property taxes for the tax years ended June 30, 1997 and 1996. Management intends to appeal the additional tax; however, the ultimate disposition of the proceeding cannot be predicted with any certainty, and The Westin St. Francis recorded an additional provision of $500,000 for property taxes during the quarter ended June 30, 1997.

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

     Westin Hotel Company owns 100% of Westin Realty Corp., the sole General Partner of Westin Hotels Limited Partnership (the "Partnership"), as well as 100% of the St. Francis Hotel Corporation and 909 North Michigan Avenue Corporation, the respective general partners of the subsidiary limited partnerships, The Westin St. Francis Limited Partnership and The Westin Chicago Limited Partnership, that directly own and operate the Hotels.

RESULTS OF OPERATIONS

                                                    Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                  ----------------------       -------------------
                       Combined                      1997         1996            1997        1996
               -------------------------          ----------   ---------       ---------   -------

               REVPAR (Revenue
                 Per Available Room)                $122.64      $106.51         $109.16      $92.74
               Operating Profit as a
                 Percentage of Revenues:
                   Rooms                              74.2%        74.3%           72.3%       72.0%
                   Food and Beverage                  24.5%        24.0%           22.8%       20.1%
               EBITDA (In Thousands)               $  9,055     $  8,261        $ 13,376    $ 11,511

     EBITDA is net earnings (loss) before interest expense, depreciation and amortization, and minority interests. The General Partner considers EBITDA to be a measure of the Partnership's operating performance due to the significance of the Partnership's long-lived assets and because such data can be used to measure the Partnership's ability to service debt, fund capital expenditures and pay cash distributions. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and such information should not be considered as an alternative to net income, cash flow from operations or any other performance measure prescribed by generally accepted accounting principles.

Three months ended 1997 compared with 1996

     Operating profit of $6.6 million for the second quarter of 1997 represents a 3.3% improvement over the same quarter of the prior year. The Partnership's second quarter EBITDA of $9.1 million improved 9.6% over EBITDA of $8.3 million in the prior year period.

     Combined rooms revenues for the second quarter of 1997 were $21.5 million and represent a 15.0% increase over the same 1996 quarter. Combined REVPAR advanced 15.1% in the quarter to $122.64. The Westin St. Francis' REVPAR increase of 16.6% to $129.21 was due primarily to an increase in average room rate and an increase in room nights in the group segment partially offset by a decline in room nights in the transient segment. The Westin Michigan Avenue, Chicago's REVPAR increase of 12.5% to $112.08 was due to an increase in average room rates offset, in part, by a slight decrease in room nights in both the group and transient segments. At The Westin St. Francis the average room rate for the second quarter of 1997 increased 16.1% over the second quarter of 1996 to $166.81 and the occupancy rate increased slightly from 77.2% to 77.5%. At The Westin Michigan Avenue, Chicago the average room rate increased 13.1% to $144.03 whereas the occupancy rate declined slightly from 78.2% to 77.8%.

     Combined rooms profit increased 14.7% or $2.0 million to $16.0 million over the same 1996 quarter. This improvement was attributable to the REVPAR growth previously noted.

     Combined food and beverage revenues of $7.8 million in the second three months of 1997 represent a $1.0 million, or 13.9%, increase when compared to the same 1996 period. The $0.7 million increase in food and beverage revenues at The Westin St. Francis was a direct result of the increased banquet business associated with the increase in group business. The Westin Michigan Avenue, Chicago, benefiting from the recently remodeled banquets rooms, reported a $0.3 million increase.

     Combined food and beverage profit for the second quarter of 1997 increased 16.5% or $0.3 million over 1996.

     Operating expenses for the second quarter increased to $25.6 million, a 16.3% increase over 1996. The most significant increase was attributable to incentive management fees which increased as a result of improved Partnership Net Operating Cash Flow, as defined. Local taxes and insurance expense increased $0.7 million, primarily due to the accrual of $0.5 million based upon a notice of assessment of property taxes at The Westin St. Francis. (See Footnote No. 4 of the Consolidated Financial Statements.)

Six months ended 1997 compared with 1996

     Combined 1997 year-to-date operating profit of $8.4 million was $1.0 million higher than the corresponding 1996 period. Both Hotels, continuing to benefit from their improved rooms product and favorable trends in the up-scale hotel industry, reported increases in both occupancies and average room rates. The Partnership generated EBITDA of $13.4 million, a 16.2% increase over the first six months of 1996.

     Combined rooms revenues of $38.1 million for the first six months of 1997 were $5.5 million higher than the prior year period. Both Hotels reported an increase in average room rate in both the individual and group segments which, coupled with an increase in room nights in the group segment, offset declines in room nights in the individual segment. The result was a combined REVPAR increase of 17.7% to $109.16 for the first six months of 1997 over 1996. REVPAR at The Westin St. Francis rose from $102.28 to $121.63 and REVPAR at The Westin Michigan Avenue, Chicago rose from $77.37 to $89.12.

     For the first half of 1997 combined rooms profit increased to $27.6 million from $23.5 million in 1996. The Westin St. Francis contributed $3.0 million to this increase, a 19.2% improvement over year-to-date 1996; The Westin Michigan Avenue, Chicago contributed $1.1 million, a 13.5% improvement.

     Combined 1997 year-to-date food and beverage revenues were $15.3 million versus $12.4 million in 1996, as the Hotels continue to benefit from the recent improvements in their food and beverage facilities. Of the $2.9 million increase in food and beverage revenues, $1.3 million came from the increase in banquet revenues at The Westin St. Francis and $0.4 million from banquet revenues at The Westin Michigan Avenue, Chicago.

     The combined food and beverage profit increase of $1.0 million to $3.5 million for the first six months of 1997 was a 39.8% improvement over that of the corresponding 1996 period. Food and beverage profit at The Westin St. Francis of $2.2 million represents a 48.0% improvement and food and beverage profit at The Westin Michigan Avenue, Chicago of $1.3 million represents a 27.2% improvement, both the result of strong group demand combined with successful cost containment strategies.

     Other operating departments contributed $3.6 million to 1997 year-to-date operating profit. At both Hotels, increases in revenues from the telecommunications departments due to increased pricing and occupancies were offset by a decline in revenues from their respective garages.

     Management fees increased $1.6 million during the first six months of 1997 over the same period in 1996. This increase resulted from improved Partnership Net Operating Cash Flow, as defined. Approximately half of the $1.0 million increase in local taxes and insurance resulted from the additional property tax accrual previously noted.

Liquidity and Capital Resources

     As of June 30, 1997, the Partnership had cash and cash equivalents of $14.3 million, a $0.5 million decrease from December 31, 1996. Total net cash provided by operating activities for the six months ended June 30, 1997 equaled $7.0 million.

     The Hotels mortgage loans were restructured under an agreement (the "1994 Restructuring Agreement") entered into in 1994. Pursuant to the 1994 Restructuring Agreement, the Partnership is required to make quarterly deposits to the FF&E Reserve Accounts of 5.0% of gross revenue through maturity of the mortgage loan in 2006 to fund capital improvements. Therefore, on or before August 14, 1997, $1.6 million will be deposited in the FF&E Accounts. During the six months ended June 30, 1997, The Westin St. Francis and The Westin Michigan Avenue, Chicago, expended $3.8 million and $1.4 million, respectively, from their FF&E Reserve Accounts. The combined balance of the Hotels' FF&E Reserve Accounts are included in Restricted Cash on the Consolidated Balance Sheets.

     Commencing in 1996, the 1994 Restructuring Agreement terms require that both Hotels make deposits into Tax Escrow Accounts for payment of real and personal property taxes. The combined balances of these Tax Escrow Accounts are included in Cash and Cash Equivalents under Current Assets on the Consolidated Balance Sheets.

     The Hotels will spend approximately $11.3 million for capital expenditures in 1997. The Westin St. Francis will spend approximately $5.1 million on capital improvements in 1997, of which $0.4 million is to be spent on renovating suites, $0.6 million on food and beverage banquet rooms, $1.3 million in other areas including EDP equipment, ADA compliance, and fire/life safety upgrades, and $2.8 million on the facade project. The Westin Michigan Avenue, Chicago expects to spend $6.2 million for capital improvements during 1997. This Hotel will renovate its tower rooms at a cost of $2.0 million, which will enhance the Hotel's ability to compete in the highly competitive Chicago market. In addition, $0.7 million will be spent on the facade, sidewalks and planters, $1.3 million for EDP equipment and updating of engineering systems, and $2.2 million for food and beverage outlets.

     On May 27, 1997 an agreement to restructure the existing mortgage loans on the Partnership's Hotels (the "1997 Restructuring Agreement") was completed. The interest rates on the principal balances of the original mortgage loans will be reduced to 8.85% per annum from 10.0% per annum for the period from December 1, 1997 to November 30, 1998 and to 8.85% per annum from 10.25% per annum from December 1, 1998 through maturity. The 1997 Restructuring Agreement provides for an extension of the maturity date for each of the Hotel's existing mortgage loans from August 31, 2001 to November 30, 2006. Through November 30, 1999 the restructured loans require the payment of interest only each quarter in arrears. From December 1, 1999 to November 30, 2006 the loans require blended payments of principal and interest each quarter in arrears in such amount necessary to repay the principal balance of each note (together with interest at the fixed interest rate) on the basis of a 25 year amortization schedule. On the maturity date, the entire principal balance plus all accrued and unpaid interest will be due and payable. Under the terms of the mortgage loans, as restructured, the Partnership is scheduled to make interest payments of $9.2 million in 1997.

     The General Partner anticipates that the cash flow from operations will provide the funds necessary for 1997 operating and interest expenses and that the contributions to the FF&E Reserve Accounts will provide adequate funding for 1997 capital expenditures. The General Partner also believes that existing cash and net cash to be provided from operations will be sufficient for distributions to the limited partners. Therefore, on July 7, 1997 the General Partner announced cash distributions of $47.50 per unit payable on each of September 15 and December 15, 1997. In accordance with the Partnership agreement, one-half of the 1997 incentive management fees will be paid to Westin Hotel Company. The General Partner estimates that incentive management fees totaling $2.8 million will be paid to Westin in 1997.

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

         4.1      Amended and Restated Agreement of Limited Partnership of
                  Westin Hotels Limited Partnership.(1)
         4.2      Amended and Restated Agreement of Limited Partnership of The
                  Westin St. Francis Limited Partnership.(1)
         4.3      First Amendment to Amended and Restated Agreement of Limited
                  Partnership of The Westin St. Francis Limited Partnership.(3)
         4.4      Amended and Restated Agreement of Limited Partnership of The
                  Westin Chicago Limited Partnership.(1)
         4.5      First Amendment to Amended and Restated Agreement of Limited
                  Partnership of The Westin Chicago Limited Partnership.(3)

     10. Material contracts.

         10.1     Restructuring Agreement dated as of June 2, 1994.(3)
         10.2     Second Restructuring Agreement dated as of May 27, 1997.
         10.3     Amended and Restated Management Agreements between The Westin
                  St. Francis Limited Partnership and Westin Hotel Company, and between The Westin Chicago Limited Partnership and Westin
                  Hotel Company, for property management services.(2)
         10.4 First Amendments to Amended and Restated Management Agreements of The Westin St. Francis Limited Partnership and of The
                  Westin Chicago Limited Partnership.(3)
         10.5 Contribution Agreement between St. Francis Hotel Corporation and The Westin St. Francis Limited Partnership, and between
                  909 North Michigan Avenue Corporation and The Westin  Chicago
                  Limited Partnership, for contribution of Hotel assets and the transfer of limited partnership interests.(2)
         10.6     Promissory Note of St. Francis Hotel Corporation dated
                  August 21, 1986 to Teacher Retirement System of Texas.(1)
         10.7     First Amendment to Promissory Note of St. Francis Hotel
                  Corporation dated as of June 2, 1994.(3)
         10.8     Second Amendment to Promissory Note of St. Francis Hotel
                  Corporation dated as of May 27, 1997.
         10.9     Deed of Trust, Financing Statement, Security Agreement and
                  Fixture filing dated August 21, 1986 respecting The Westin
                  St.Francis. (1)
         10.10    First Amendment to Deed of Trust, Financing Statement,
                  Security Agreement and Fixture Filing dated as of June 2,
                  1994.(3)
         10.11    Second Amendment to Deed of Trust, Financing Statement,
                  Security Agreement and Fixture Filing (With Assignment of
                  Rents and Leases) dated as of May 27, 1997.
         10.12    Promissory Note of 909 North Michigan Avenue Corporation dated
                  August 21, 1986 to Teacher Retirement System of Texas.(1)
         10.13    First Amendment to Promissory Note of 909 North Michigan
                  Avenue Corporation dated as of June 2, 1994.(3)
         10.14    Second Amendment to Promissory Note of 909 North Michigan
                  Avenue Corporation dated as of May 27, 1997.

         10.15    Mortgage and Security Agreement dated August 21, 1986 for
                  The Westin Hotel, Chicago.(1)
         10.16 First Amendment to Mortgage and Security Agreement dated as of June 2, 1994.(3)
         10.17 Second Amendment to Mortgage and Security Agreement dated as of May 27, 1997.
         10.18    St. Francis FF&E Escrow Agreement dated as of June 2, 1994.(3)
         10.19    Chicago FF&E Escrow Agreement dated as of June 2, 1994.(3)
         10.20 Promissory Note dated June 2, 1994 in favor of Westin Realty Corp. by Westin Hotels Limited Partnership.(3)
         10.21 Loan Agreement dated as of June 2, 1994 between Westin Hotels Limited Partnership and Westin Realty Corp.(3)

    27.   Financial Data Schedule.
--------------------
    (1) Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.4, 10.5, 10.6 and 10.7, respectively, to the Partnership's 1986 Annual Report on Form 10-K.

    (2) Incorporated by reference to Exhibits 10.1 and 10.3, respectively, of the Partnership's Registration Statement on Form S-11 (No. 33-3918).

    (3) Incorporated by reference to Exhibits 4.3, 4.5, 10.1, 10.4, 10.7, 10.10, 10.13, 10.16, 10.18, 10.19, 10.20 and 10.21, respectively, to the Partnership's Form 10-Q for the period ending June 30, 1994.


    (b)   REPORTS ON FORM 8-K.

         On July 8, 1997, the Partnership filed a report on Form 8-K dated June 16, 1997, announcing two special mailings to limited partners - one in response to another offer from Kalmia Investors LLC to purchase their Units and the other announcing that the Board of Directors of the General Partner had authorized a $95 per Unit cash distribution to the limited partners.

         On June 12, 1997, the Partnership filed a report on Form 8-K dated May 27, 1997, announcing that an agreement to restructure the existing mortgage loans on the Partnership's Hotels was completed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington, on the 6th day of August, 1997.


                                    WESTIN HOTELS LIMITED PARTNERSHIP
                                    (a Delaware limited partnership)

                                    By: WESTIN REALTY CORP.,
                                        Its sole General Partner




                                        By: /s/ RICHARD MAHONEY
                                           -------------------------------------
                                           Richard Mahoney, Director,
                                           Vice President, Chief Financial
                                           Officer and Treasurer