Form 10-Q
period 1997-09-30
WESTIN HOTELS LTD PARTNERSHIP
filed 1997-11-05
CIK 790549

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



(Mark one)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----   EXCHANGE ACT OF 1934

          For the quarterly period ended    September 30, 1997
                                          --------------------

                                      OR

  _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the to transition period from _____________ to ________________

Commission file number 0-15097.
                       -------

                       WESTIN HOTELS LIMITED PARTNERSHIP
 -------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charters)




           Delaware                                      91-1328985
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


 2001 Sixth Avenue, Seattle, Washington                     98121
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (206) 443-5000
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

                                                     Yes   X   No ___
                                                          ---

Indicate the number of shares (Units) outstanding of each of the issuer's classes of common stock (Units), as of the latest practicable date (applicable only to corporate issuers).


            135,600 limited partnership Units issued and outstanding

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                              REPORT ON FORM 10-Q

                    For the Quarter Ended September 30, 1997

                                     INDEX

Part l.   FINANCIAL INFORMATION                                      Page No.
-------------------------------                                      --------
          Item 1.   Consolidated Financial Statements:

                    Consolidated Balance Sheets                         3

                    Consolidated Statements of Operations               4

                    Consolidated Statement of Partners' Equity          5

                    Consolidated Statements of Cash Flows               6

                    Notes to Consolidated Financial Statements          7 - 8

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                 9 - 12

Part II.  OTHER INFORMATION
---------------------------

          Item 6.   Exhibits and Reports on Form 8-K                   13 - 14

SIGNATURES                                                             15
----------

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------
                       WESTIN HOTELS LIMITED PARTNERSHIP
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                          September 30, 1997        December 31, 1996
                                          ------------------        -----------------
                                             (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents,
    including restricted cash
    of $20 in 1997 and $540 in 1996              $ 10,602                $ 14,752
   Guest and trade accounts receivable,
    less allowance for doubtful
    accounts of $285 in 1997
    and $232 in 1996                               13,432                   6,511
   Other receivables                                  266                     450
   Inventories                                        535                     516
   Prepaid expenses and other
    current assets                                  2,440                   1,281
                                                 --------                --------
TOTAL CURRENT ASSETS                               27,275                  23,510

PROPERTY AND EQUIPMENT, at cost, net of
 accumulated depreciation of $103,527 in
 1997 and $97,355 in 1996                         233,833                 233,257

RESTRICTED CASH                                     7,557                   6,018

OTHER ASSETS                                          704                     363
                                                 --------                --------

TOTAL ASSETS                                     $269,369                $263,148
                                                 ========                ========


                       LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable:
     Trade and other                             $  2,139                $  1,937
     Westin and affiliates                            887                   1,171
                                                 --------                --------
        Total accounts payable                      3,026                   3,108
   Accrued expenses                                10,104                   9,274
   Current maturities of long-term
    obligations                                       187                     159
   Other current liabilities                        1,107                   1,353
                                                 --------                --------
TOTAL CURRENT LIABILITIES                          14,424                  13,894

LONG-TERM OBLIGATIONS                             128,168                 127,085

LONG-TERM OBLIGATION TO GENERAL
 PARTNER                                           33,017                  30,795

DEFERRED INCENTIVE MANAGEMENT FEES PAYABLE
   TO WESTIN                                       21,681                  19,425
                                                 --------                --------

TOTAL LIABILITIES                                 197,290                 191,199

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                  3,683                   3,568

PARTNERS' EQUITY (DEFICIT):
   General Partner                                 (2,230)                 (2,026)
   Limited Partners (135,600 Units                 70,626                  70,407
    issued and outstanding)                      --------                --------
TOTAL PARTNERS' EQUITY                             68,396                  68,381
                                                 --------                --------

TOTAL LIABILITIES AND PARTNERS'
 EQUITY                                          $269,369                $263,148
                                                 ========                ========

  The accompanying notes are an integral part of these consolidated financial statements

                       WESTIN HOTELS LIMITED PARTNERSHIP
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands Except per Unit Data)
                                  (Unaudited)

                                                 Three Months Ended       Nine Months Ended
                                                    September 30,            September 30,
                                                 ------------------       -----------------
                                                   1997      1996           1997     1996
                                                 --------  --------       -------   -------
OPERATING REVENUES:
   Rooms                                          $23,174   $19,701        $61,287   $52,310
   Food and beverage                                7,801     6,389         23,096    18,814
   Other operating departments                      2,782     2,709          7,952     7,806
                                                  -------   -------        -------   -------

TOTAL OPERATING REVENUES                           33,757    28,799         92,335    78,930
                                                  -------   -------        -------   -------

OPERATING EXPENSES:
   Rooms                                            5,881     5,114         16,434    14,230
   Food and beverage                                6,062     5,345         17,863    15,271
   Other operating departments                        792       744          2,368     2,102
   Administrative and general                       2,266     1,975          6,937     6,353
   Management fees                                  2,106     1,314          6,242     3,838
   Advertising and business promotion               2,228     1,861          6,199     5,497
   Property maintenance and energy                  2,283     2,201          6,369     6,203
   Local taxes and insurance                        2,111     1,945          6,615     5,489
   Rent                                               201       191            606       567
   Depreciation and amortization                    2,291     2,096          6,725     5,885
                                                  -------   -------        -------   -------

TOTAL OPERATING EXPENSES                           26,221    22,786         76,358    65,435
                                                  -------   -------        -------   -------

OPERATING PROFIT                                    7,536     6,013         15,977    13,495
                                                  -------   -------        -------   -------

OTHER INCOME (EXPENSE):
   Interest income                                    293       199            809       507
   Interest expense                                (2,518)   (2,702)        (7,931)   (8,101)
   Interest expense on long-term obligation
     to General Partner                              (772)     (685)        (2,222)   (1,995)
   Other, net                                         (47)       (1)           (62)      (69)
                                                  -------   -------        -------   -------

NET OTHER EXPENSE                                  (3,044)   (3,189)        (9,406)   (9,658)
                                                  -------   -------        -------   -------

INCOME BEFORE
 MINORITY INTERESTS                                 4,492     2,824          6,571     3,837

MINORITY INTERESTS                                    (61)      (43)          (115)      (84)
                                                  -------   -------        -------   -------

NET INCOME                                        $ 4,431   $ 2,781        $ 6,456   $ 3,753
                                                  =======   =======        =======   =======

NET INCOME PER UNIT
 (135,600 Units issued and outstanding)           $ 32.68   $ 20.51        $ 47.61   $ 27.68
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

                       WESTIN HOTELS LIMITED PARTNERSHIP
                               AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                            (Dollars in Thousands)
                                 (Unaudited)

                                                 General         Limited
                                                 Partner         Partners
                                                ---------       ---------

BALANCE AT DECEMBER 31, 1996                    $  (2,026)      $  70,407

Cash Distribution                                      --          (6,441)

Net income (loss)                                    (204)          6,660
                                                ---------       ---------
BALANCE AT SEPTEMBER 30, 1997                   $  (2,230)      $  70,626
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

                           WESTIN HOTELS LIMITED PARTNERSHIP
                                   AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in Thousands)
                                      (Unaudited)


                                                             Nine Months Ended September 30,
                                                               -----------------------
                                                                1997            1996
                                                               -------        --------
OPERATING ACTIVITIES:
   Funds provided by operations                                $18,809        $ 14,827
   Net change in receivables, inventories,
       prepaid expenses and other current
       assets, net of accounts payable,
       accrued expenses and other
       current liabilities                                      (7,413)          (1,117)
                                                               -------        --------

       Net cash provided by operating
        activities                                              11,396          13,710
                                                               -------        --------
INVESTING ACTIVITIES:
   Acquisition of property and
    equipment, net of sales                                     (7,298)        (12,352)
   Increase in restricted cash                                  (9,148)        (13,068)
   Decrease in restricted cash to fund
    acquisition of property and equipment                        7,877          11,994
  (Increase) decrease in other assets                             (417)             26
                                                               -------        --------

       Net cash used in investing                               (8,986)        (13,400)
        activities                                             -------        --------

FINANCING ACTIVITIES:
   Cash distribution                                            (6,441)              -
   Repayment of long-term obligations                             (119)           (131)
                                                               -------        --------

       Net cash used in financing
        activities                                              (6,560)           (131)
                                                               -------        --------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                              (4,150)            179

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                                      14,752          10,345
                                                               -------        --------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                                        $10,602        $ 10,524
                                                               =======        ========

 The accompanying notes are an intergral part of these consolidated financial statements

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

  The consolidated financial statements and related information for the periods ended September 30, 1997 and September 30, 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the results of these interim periods have been included. All such interim adjustments are of a normal recurring nature. The results of operations for the periods ended September 30, 1997 and September 30, 1996 should not be regarded as indicative of the results that may be expected for the full year.

(2)  FURTHER INFORMATION

  Reference is made to "Notes to Consolidated Financial Statements" contained in the Partnership's Annual Report on Form 10-K filed for 1996 for information regarding significant accounting policies, Partnership organization, restricted cash, accrued expenses, long-term obligations, operating leases, commitments and contingencies, and related party transactions.

(3)  LONG-TERM OBLIGATIONS

  On May 27, 1997, an agreement to restructure the existing mortgage loans on The Westin St. Francis and The Westin Michigan Avenue, Chicago was completed. The parties to this restructuring agreement are The Teacher Retirement System of Texas (the lender), The Westin St. Francis Limited Partnership, The Westin Chicago Limited Partnership, Westin Hotels Limited Partnership, St. Francis Hotel Corporation (general partner of The Westin St. Francis Limited Partnership), 909 North Michigan Avenue Hotel Corporation (general partner of The Westin Chicago Limited Partnership), Westin Realty Corp. (general partner of the Partnership) and Westin Hotel Company (the management company).

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

(4)  ACCRUED EXPENSES

  In July 1997, The Westin St. Francis received notification of an increase of approximately $1,000,000 in property taxes for the tax years ended June 30, 1997 and 1996. Management intends to appeal the additional tax; however, the ultimate disposition of the proceeding cannot be predicted with any certainty, and The Westin St. Francis recorded an additional provision of $500,000 for property taxes during the nine months ended September 30, 1997.

(5)  ACQUISITION OF WESTIN HOTEL COMPANY

  On September 9, 1997, Starwood Lodging Trust and Starwood Lodging Corp. ("Starwood") announced the execution of a definitive agreement to acquire Westin Hotels and Resorts ("Westin"), which includes Westin Realty Corp. and Westin Hotel Company. The sale of Westin will not change the structure of the ownership of either the Partnership or the Hotel Partnerships nor will it have any material effect on the management of the Hotels. Moreover, Starwood has no beneficial ownership interest in the Partnership as a limited partner.

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

  On September 9, 1997, Starwood Lodging Trust and Starwood Lodging Corp. ("Starwood") announced the execution of a definitive agreement to acquire Westin Hotels and Resorts ("Westin"), which includes Westin Realty Corp. and Westin Hotel Company. The sale of Westin will not change the structure of the ownership of either the Partnership or the Hotel Partnerships nor will it have any material effect on the management of the Hotels. Moreover, Starwood has no beneficial ownership interest in the Partnership as a limited partner.


RESULTS OF OPERATIONS

                                              Three Months Ended                       Nine Months Ended
                                                 September 30,                           September 30,
                                              -------------------                      ------------------
             Consolidated                      1997         1996                        1997        1996
       ------------------------               ------       ------                      ------      ------

      REVPAR (Revenue
       Per Available Room)                   $130.58      $110.84                     $116.38     $ 98.82
      Operating Profit as a
       Percentage of Revenues:
        Rooms                                   74.6%        74.0%                       73.2%       72.8%
        Food and Beverage                       22.3%        16.3%                       22.7%       18.8%
       EBITDA (In Thousands)                 $10,073      $ 8,307                     $23,449     $19,818


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

Three months ended 1997 compared with 1996
------------------------------------------

  For the third quarter of 1997, the Partnership reported an operating profit of $7.5 million, a 25.3% or $1.5 million increase over the same 1996 period. These results were due primarily to strong increases in REVPAR growth and food and beverage profits. EBITDA for the third quarter of 1997 increased 21.3% to $10.1 million from $8.3 million in 1996.

  In the third quarter of 1997, consolidated rooms revenues increased to $23.2 million, 17.6% or $3.5 million over the third quarter of 1996. Consolidated REVPAR reached $130.58, a 17.8% increase over the same 1996 quarter. The Westin St. Francis attained a 14.0% increase in average room rate to $164.74 for the third quarter of 1997, up from $144.49 in 1996, and a 4.1 percentage point increase in occupancy rate to 84.4% leading to a 19.9% increase in REVPAR to $139.08. The Westin St. Francis experienced increases in both occupancies and average room rate in the group segment and an increase in average room rate offset the decline in occupancies in the transient segment resulting in a $2.5 million improvement in rooms revenue over the same 1996 period. The Westin Michigan Avenue, Chicago attained a 9.1% increase in average room rate from $128.41 to $140.14 and a 3.6 percentage point increase in occupancy rate to 83.4% for a 14.1% increase in REVPAR to $116.92. The Westin Michigan Avenue, Chicago achieved a $1.0 million increase in rooms revenues over the third quarter of 1996 due to an overall increase in average room rate and an increase in occupancies in the group segment offsetting the decline in occupancies in the transient segment.

  Rooms profits consolidated for the third quarter of 1997 increased to $17.3 million, a $2.7 million or 18.6% gain over 1996. Both Hotels achieved slight increases in their profit margins as a result of the Hotels focus on improved control over room expenses.

  Consolidated food and beverage revenues for the third quarter of 1997 were $7.8 million vs. $6.4 million in 1996. The Westin St. Francis attained a 24.6% or $1.1 million increase over 1996 whereas The Westin Michigan Avenue, Chicago attained a 16.3% or $0.3 million increase due to the higher business levels in the group segment which directly impacts banquet business.

  Third quarter 1997 consolidated food and beverage profits of $1.7 million reflect a 66.6% improvement over 1996. The fact that the consolidated food and beverage costs rose only 13.4% when compared to the 22.1% increase in revenues reflects the success of cost containment strategies at both Hotels.

  Operating expenses for the third quarter increased to $26.2 million, a 15.1% increase over 1996. The most significant increase was attributable to incentive management fees which increased as a result of improved Partnership Net Operating Cash Flow, as defined.

Nine months ended 1997 compared with 1996
-----------------------------------------

  For the nine month period ended September 30, 1997, operating profit of $16.0 million represents an increase of 18.4% or $2.5 million over the same 1996 period as the Hotels reap the benefits of the continuing favorable industry trends for upscale domestic lodging. EBITDA rose to $23.4 million, 18.3% over 1996.

  Consolidated rooms revenues for the 1997 year-to date increased to $61.3 million which is a $9.0 million improvement over 1996. The Westin St. Francis contributed $6.5 million to the gain and The Westin Michigan Avenue, Chicago contributed $2.5 million. Consolidated REVPAR for the nine month period ended September 30, 1997 increased to $116.38 from $98.82 in 1996, a 17.8%
improvement. The Westin St. Francis experienced a 16.5% jump in average room rate from $140.95 to $164.20 and a 1.9 percentage point gain in occupancy from 75.8% to 77.7% for REVPAR growth of 19.3%. The Westin Michigan Avenue, Chicago, experienced an 8.5% jump in average room rate from $125.62 to $136.25 and a 4.0 percentage point gain in occupancy from 68.3% to 72.3% for REVPAR growth of 14.8%. Results were strongest for the group segment where there were increases in both the occupancy level and the average room rate at both Hotels. In the transient segment, increases in the average room rate offset the decline in the occupancy levels at both Hotels.

  Consolidated rooms profits increased to $44.9 million for the nine month period ended September 30, 1997, a 17.8% improvement over the same 1996 period. The Westin St. Francis achieved a 0.8 percentage point increase in its rooms profit margin which offset the slight (0.3 percentage point) decline at The Westin Michigan Avenue, Chicago.

  Consolidated food and beverage revenues for the year-to-date 1997 were $23.1 million vs. $18.8 million for the year-to-date 1996 reflecting the healthy increase in food and beverage business. The greatest portion of this improvement came from banquet business due to an increase in prices and business levels. Both Hotels also reported increases in their total outlet revenues due to the higher occupancy levels. At The Westin St. Francis, year-to-date food and beverage revenues were $3.3 million greater than 1996, $2.7 million of which came from banquet sales. At The Westin Michigan Avenue, Chicago, almost all of its $1.0 million gain came from banquet sales.

  Consolidated food and beverage profits for the nine month period ended September 30, 1997, was $5.2 million, which is a 47.7% increase over the same 1996 period. The Westin St. Francis' food and beverage profit increase of $1.2 million was a 57.7% improvement over 1996 and The Westin Michigan Avenue, Chicago's incremental food and beverage profit of $0.5 million is a 33.0% improvement over 1996 and reflects the successful control of the associated food and beverage expenses by both Hotels.

  Other operating departments contributed $5.6 million to 1997 year-to-date operating profit. At both Hotels, increases in revenues from the telecommunications departments due to increased pricing and occupancies were offset by a decline in revenues from their respective garages.

  Management fees increased $2.4 million during the first nine months of 1997 over the same period in 1996. This increase resulted from improved Partnership Net Operating Cash Flow, as defined. Advertising and business promotion for year-to-date 1997 increased $0.7 million due primarily to increased national advertising and marketing fees. Of the $1.1 million increase in local taxes and insurance, $0.5 million was the result of an additional property tax accrual based upon a notice of assessment of property taxes at The Westin St. Francis. (See Footnote No. 4 of the Consolidated Financial Statements.)

Liquidity and Capital Resources
-------------------------------

     As of September 30, 1997, the Partnership had cash and cash equivalents of $10.6 million, a $4.2 million decrease from December 31, 1996. Total net cash provided by operating activities for the nine months ended September 30, 1997 equaled $11.4 million.

  The Hotels mortgage loans were restructured under an agreement (the "1994 Restructuring Agreement") entered into in 1994. Pursuant to the 1994 Restructuring Agreement, the Partnership is required to make quarterly deposits to the FF&E Reserve Accounts of 5.0% of gross revenue through maturity of the mortgage loan in 2006 to fund capital improvements. Therefore, on or before November 14, 1997, $1.7 million will be deposited in the FF&E Accounts. During the nine months ended September 30, 1997, The Westin St. Francis and The Westin Michigan Avenue, Chicago, expended $4.4 million and $3.5 million, respectively, from their FF&E Reserve Accounts. The consolidated balance of the Hotels' FF&E Reserve Accounts is included in Restricted Cash on the Consolidated Balance Sheets.

  Commencing in 1996, the 1994 Restructuring Agreement terms require that both Hotels make deposits into Tax Escrow Accounts for payment of real and personal property taxes. The consolidated balance of these Tax Escrow Accounts is included in Cash and Cash Equivalents under Current Assets on the Consolidated Balance Sheets.

  The Hotels will spend approximately $10.1 million for capital expenditures in 1997. The Westin St. Francis will spend approximately $5.1 million on capital improvements in 1997, of which $0.6 million is to be spent on renovating suites, $0.6 million on food and beverage banquet rooms, $1.3 million in other areas including EDP equipment, ADA compliance, and fire/life safety upgrades, and $2.6 million on the facade project. The Westin Michigan Avenue, Chicago expects to spend $5.0 million for capital improvements during 1997. This Hotel will renovate its tower rooms at a cost of $1.9 million, which will enhance the Hotel's ability to compete in the highly competitive Chicago market. In addition, $0.7 million will be spent on the facade, sidewalks and planters, $1.2 million for EDP equipment and updating of engineering systems, and $1.2 million for food and beverage outlets.

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

  The General Partner anticipates that the cash flow from operations will provide the funds necessary for 1997 operating and interest expenses and that the contributions to the FF&E Reserve Accounts will provide adequate funding for 1997 capital expenditures. The General Partner also believes that existing cash and net cash to be provided from operations will be sufficient for distributions to the limited partners. Therefore, on September 15, 1997 the General Partner issued cash distributions of $47.50 per Unit or $6.4 million. An additional distribution of $47.50 per Unit payable December 15, 1997 has been announced by the General Partner. In accordance with the Partnership agreement, one-half of the 1997 incentive management fees will be paid to Westin Hotel Company. The General Partner estimates that incentive management fees totaling $2.9 million will be paid to Westin in 1997, $1.9 million of which was paid on September 15, 1997.

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

                                 PART II. OTHER INFORMATION
                                 --------------------------

ITEM 5.   OTHER INFORMATION

  Since our letter to the limited partners dated June 16, 1997, additional offers to purchase Units of Westin Hotels Limited Partnership have been mailed to the limited partners. The latest of these, dated October 17, 1997, was from Kalmia Investors, LLC ("Kalmia") for "$650 cash per Unit, less the amount of any distributions declared or paid from any source by the Partnership with respect to the Units after October 1, 1997.". Kalmia states that this "offer is limited to the purchase of an additional 2,199 Units". This amount, when consolidated with their current holdings, would give them an ownership interest of less than 5% of the Units.

  Relying on the protections of the 5% safe harbor pursuant to Section 7704 of the Internal Revenue Code, on April 21, 1997, when sales of Partnership Units reached 6,848, the General Partner suspended Unit sales for the remainder of 1997. The General Partner is, however, continuing to accept paperwork for Unit sales for processing in 1998. To date we have received requests for the transfer of 2,483 Units via sales in 1998. Of these, 950 Unit sales were through Limited Partnership Exchanges. The average price of these sales was $577.16 per Unit. The majority of the remaining sales requests were in conjunction with previous tender offers and range in price from $310 to $585 per unit.

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

     10.   Material contracts.

           10.1   Restructuring Agreement dated as of June 2, 1994. (3)
           10.2   Second Restructuring Agreement dated as of May
                  27, 1997. (4)
           10.3 Amended and Restated Management Agreements between The Westin St. Francis Limited Partnership and Westin Hotel Company,and between The Westin Chicago Limited Partnership and Westin Hotel Company, for property management services. (2)
           10.4 First Amendments to Amended and Restated Management Agreements of The Westin St. Francis Limited Partnership and of The Westin Chicago Limited Partnership.(3)
           10.5 Contribution Agreement between St. Francis Hotel Corporation and The Westin St. Francis Limited Partnership, and between 909 North Michigan Avenue Corporation and The Westin Chicago Limited Partnership, for contribution of Hotel assets and the transfer of limited partnership interests. (2)
           10.6 Promissory Note of St. Francis Hotel Corporation dated August 21, 1986 to Teacher Retirement System of Texas. (1)
           10.7 First Amendment to Promissory Note of St. Francis Hotel Corporation dated as of June 2, 1994. (3)

           10.8 Second Amendment to Promissory Note of St. Francis Hotel Corporation dated as of May 27, 1997. (4)
           10.9 Deed of Trust, Financing Statement, Security Agreement and Fixture filing dated August 21, 1986 respecting The Westin St. Francis. (1)
           10.10 First Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated as of
                  June 2, 1994. (3)
           10.11 Second Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing (With Assignment of Rents and Leases) dated as of May 27, 1997. (4)
           10.12 Promissory Note of 909 North Michigan Avenue Corporation dated August 21, 1986 to Teacher Retirement System of Texas. (1)
           10.13  First Amendment to Promissory Note of 909 North Michigan
                  Avenue Corporation dated as of June 2, 1994. (3)
           10.14  Second Amendment to Promissory Note of 909 North Michigan
                  Avenue Corporation dated as of May 27, 1997. (4)
           10.15  Mortgage and Security Agreement dated August 21, 1986 for
                  The Westin Hotel, Chicago. (1)
           10.16  First Amendment to Mortgage and Security Agreement dated as of June 2, 1994. (3)
           10.17 Second Amendment to Mortgage and Security Agreement dated as of May 27, 1997. (4)
           10.18  St. Francis FF&E Escrow Agreement dated as of June 2,
                  1994. (3)
           10.19  Chicago FF&E Escrow Agreement dated as of June 2, 1994. (3)
           10.20  Promissory Note dated June 2, 1994 in favor of Westin
                  Realty Corp. by Westin Hotels   Limited Partnership. (3)
           10.21 Loan Agreement dated as of June 2, 1994 between Westin Hotels Limited Partnership and Westin Realty Corp. (3)

 27. Financial Data Schedule.
____________________
 (1) Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.4, 10.5, 10.6 and 10.7, respectively, to the Partnership's 1986 Annual Report on Form 10-K.

 (2) Incorporated by reference to Exhibits 10.1 and 10.3, respectively, of the Partnership's Registration Statement on Form S-11 (No. 33-3918).

 (3) Incorporated by reference to Exhibits 4.3, 4.5, 10.1, 10.4, 10.7, 10.10, 10.13, 10.16, 10.18, 10.19, 10.20 and 10.21, respectively, to the
     Partnership's Form 10-Q for the period ended June 30, 1994.

 (4) Incorporated by reference to Exhibit 10.2, 10.8, 10.11, 10.14, and 10.17, respectively, to the Partnership's Form 10-Q for the period ended June 30, 1997.


 (b) REPORTS ON FORM 8-K.

     On September 15, 1997, the Partnership filed a report on Form 8-K dated September 9, 1997, announcing the execution of a definitive agreement by Starwood Lodging Trust and Starwood lodging Corp. to acquire Westin Hotels and Resorts, which includes Westin Hotel Co.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington, on the 3/rd/ day of November, 1997.

                               WESTIN HOTELS LIMITED PARTNERSHIP
                               (a Delaware limited partnership)

                               By:  WESTIN REALTY CORP.,
                                    Its sole General Partner

                                    By:/s/ Richard Mahoney
                                       --------------------------
                                       Richard Mahoney, Director,
                                       Vice President, Chief Financial
                                       Officer and Treasurer