Form 10-K405
period 1997-12-31
WESTIN HOTELS LTD PARTNERSHIP
filed 1998-03-27
CIK 790549

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10K


(Mark one)
    X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---
           EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1997
                                     -----------------

                                      OR

   ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from                 to
                                           --------------    ---------------

           Commission file number 0-15097.
                                  -------

                       WESTIN HOTELS LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charters)


                     Delaware                                                                91-1328985
 -----------------------------------------------------------           -----------------------------------------------------------
     (State or other jurisdiction of incorporation or                             (I.R.S. Employer Identification No.)
                   organization)

           2001 Sixth Avenue, Seattle, Washington                                              98121
-----------------------------------------------------------           -----------------------------------------------------------
          (Address of principal executive offices)                                          (Zip Code)

Registrant's telephone number, including area code                                         (206) 443-5000
                                                                      -----------------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or X any amendment to
this Form 10-K.   X
                -----

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

            135,600 limited partnership Units issued and outstanding

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                     PART I

ITEM 1. BUSINESS.
-----------------

GENERAL DEVELOPMENT OF BUSINESS

          Westin Hotels Limited Partnership (the "Partnership") and its subsidiary limited partnerships, The Westin St. Francis Limited Partnership (the "St. Francis Partnership") and The Westin Chicago Limited Partnership (the "Chicago Partnership"), each a Delaware limited partnership (collectively the "Hotel Partnerships"), were formed on April 25, 1986, for the purpose of acquiring two hotels, The Westin St. Francis in San Francisco, California and The Westin Hotel, Chicago in downtown Chicago, Illinois (individually a "Hotel", collectively the "Hotels"). In January 1997 The Westin Hotel, Chicago was renamed The Westin Michigan Avenue, Chicago to distinguish it from The Westin River North, Chicago also located in downtown Chicago. (See the discussion under Item 2 - "Properties"). The Westin St. Francis and The Westin Michigan Avenue, Chicago had been owned by subsidiaries of Westin Hotel Company ("Westin") and have been managed by Westin as part of Westin's international hotel system since 1945 and 1964, respectively.

          Westin Realty Corp. ("Westin Realty") is the sole general partner of the Partnership, St. Francis Hotel Corporation ("St. Francis Corp.") is the sole general partner of the St. Francis Partnership, and 909 North Michigan Avenue Corporation ("909 Corp.") is the sole general partner of the Chicago Partnership. As of January 2, 1998, each general partner (individually a "General Partner," collectively the "General Partners") is a subsidiary of Starwood Hotels & Resorts Worldwide, Inc. (See "Description of Business" below).

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

          The Partnerships, which commenced operations on August 28, 1986, are engaged solely in the business of owning and operating the Hotels. Therefore, the Partnerships are engaged in only one industry segment.

DESCRIPTION OF BUSINESS

          The Hotels are operated as part of the full-service, upscale Westin hotel chain which manages and franchises hotels throughout the world. The inclusion of hotels within a global system provides the benefits of name recognition, centralized reservations and advertising, system-wide marketing programs, centralized purchasing, and training and support services. The hotel business in general is highly competitive. To the extent hotel capacity expands or demand for hotel accommodations decreases in San Francisco and Chicago, where the Partnerships operate the Hotels, competition will increase. The demand for particular accommodations and related services are subject to various factors including, but not limited to, seasonal variance, changes in economic conditions, and changes in travel patterns and preferences (which may be affected by airline schedules, weather conditions or availability). Specific information regarding competitive conditions at each of the Hotels is set forth in Item 2 - "Properties" below.

          On January 2, 1998, Starwood Hotels & Resorts Trust (the "Trust"), a real estate investment trust, whose shares are paired and trade together as a unit with Starwood Hotels & Resorts Worldwide, Inc. (the "Corporation"), a hotel management and operating company, completed the merger of Westin Hotels & Resorts Worldwide, Inc. ("Westin Worldwide"). Effective upon closing of the Westin Worldwide merger, the Trust's and Corporation's names were changed to Starwood Hotels & Resorts Trust and Starwood Hotels & Resorts Worldwide, Inc., respectively. The Trust was renamed Starwood Hotels & Resorts on February 24, 1998. The Trust and Corporation together are referred to as "Starwood". This transaction was pursuant to the Transaction Agreement, dated as of September 8, 1997, among WHWE L.L.C., a Delaware limited liability company, Woodstar Investor Partnership, a Delaware general partnership, Nomura Asset Capital Corporation, a Delaware corporation, Juergen Bartels, W&S Hotel L.L.C., a Delaware limited liability company, Westin Hotels & Resorts Worldwide, Inc., a Delaware corporation, W&S Lauderdale Corp., a Delaware corporation, W&S Seattle Corp., a Delaware corporation, Westin St. John Hotel Company, Inc., a United States Virgin Islands corporation, W&S Denver Corp., a Delaware corporation, W&S Atlanta Corp., a Delaware corporation, Starwood Lodging Trust, a Maryland real estate investment trust, SLT Realty Limited Partnership, a Delaware limited partnership, Starwood Lodging Corporation, a Maryland corporation and SLC Operating Limited Partnership, a Delaware limited partnership ("Transaction Agreement").

          Pursuant to the Transaction Agreement, Westin Worldwide, including its wholly owned subsidiary Westin Hotel Company, were merged with and into the Trust and the separate corporate existence of Westin Worldwide and Westin Hotel Company thereupon ceased. Westin Realty, St. Francis Corp., and 909 Corp., each formerly wholly owned subsidiaries of Westin Hotel Company, are now wholly owned subsidiaries of the Corporation. The merger does not change the structure of the General Partners' and limited partners' ownership interest in either the Partnership or the Hotel Partnerships. Moreover, none of the owners of Starwood have any beneficial ownership in the Partnership as a limited partner.

          In conjunction with the merger, Westin Hotel Company assigned the management agreements for The Westin St. Francis Hotel to St. Francis Corp. and for The Westin Michigan Avenue, Chicago to 909 Corp. The Hotels continue to be managed as full-service Westin hotels and operated as part of the Westin international hotel system.

          On February 24, 1998, the Corporation acquired ITT Corporation, creating a preeminent global hotel company with 650 hotels in 70 countries. This transaction was pursuant to the Amended and Restated Agreement and Plan of Merger dated as of November 12, 1997, among Starwood Lodging Corporation, a Maryland corporation ("Parent"), Chess Acquisition Corp., a Nevada corporation and a controlled subsidiary of Parent, Starwood Lodging Trust, a Maryland real estate investment trust and ITT Corporation, a Nevada corporation. Because the Corporation and its affiliates own and/or operate hotels other than those owned by the Partnership, potential conflicts of interest exist. While the Corporation and its officers have the right to compete with the Hotels, including the right to own, operate and develop competing hotels, the General Partners are under a fiduciary duty to conduct the affairs of the Partnership and consequently must exercise good faith and integrity in handling Partnership affairs.

          Neither the Partnership nor the Hotel Partnerships have any employees. Administrative and Hotel personnel are employees of either the Corporation or the Hotels' respective General Partners. The Partnerships reimburse the Corporation and the General Partners for the costs of such employees. However, neither the Partnership nor the Hotel Partnerships are directly responsible for the payment of executive compensation to the officers of the General Partners.

          Statements contained in this report which are not historical may be deemed forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the General Partner believes the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. Factors that could cause actual results to differ materially from the General Partner's expectations include performance of hotel operations, financial performance, changes in local or national economic conditions and other risks.

ITEM 2. PROPERTIES.
-------------------

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

THE WESTIN ST. FRANCIS

          Description. The Westin St. Francis has 1,189 guest rooms, including
          -----------
83 suites, with 610 rooms in the main building and 579 rooms in the 32-story tower, and 31 meeting and banquet rooms. The Hotel has a full service restaurant
- The St. Francis Cafe, a lounge - the Compass Rose, a pub - Dewey's, and a night club - Club Oz. The Hotel offers concierge services and has a business center and complimentary health and fitness center. Jewelry and gift boutiques, clothing shops, specialty stores, an art gallery, a florist and a hair salon are all available within the Hotel, as well as an underground valet parking garage with 250 spaces.

          Location. The Westin St. Francis is located on historic Union Square,
          --------
a premier shopping district, in downtown San Francisco, approximately 12 miles north of the San Francisco International Airport and within easy walking distance of the George R. Moscone Convention Center, Chinatown, numerous theaters and restaurants, and the central business and financial district of San Francisco. The world-famous San Francisco cable cars stop directly in front of the Hotel.

          Capital Improvements. During 1997 the Hotel completed the major
          --------------------
renovation program it embarked on in 1995. The Hotel spent $5.1 million on capital improvements in 1997. Of this amount, $2.5 million was spent on the main building facade restoration, $0.6 million on renovations to food and beverage facilities, $0.5 million on guest room renovations, and the remaining $1.5 million on other projects, such as EDP equipment and ADA compliance.

          The Hotel has budgeted $7.0 million for capital improvements in 1998, of which $2.0 million is to be spent on guest room renovations, $2.4 million on food and beverage facilities, $1.1 million on other areas, such as lobby carpet and stone work, and $1.5 million on the facade project. For further discussion regarding the funding of these capital expenditures, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources."

          Competitive Conditions. The competition in San Francisco's hospitality
          ----------------------
industry remained strong during 1997. No new hotels have been added to this competitive segment since 1991, although two new hotels, one 423-rooms and the other 360-rooms, are planned and due to open in early 2000. Most competing hotels have completed renovations or are in the process of renovating their facilities. Since strong demand is expected to continue, the Hotel plans to take advantage of the upswings in business by effectively managing the market mix.

          There is another Westin hotel at the San Francisco International Airport, but it is not in direct competition with The Westin St. Francis. The Corporation will own the new 423-room hotel scheduled to be completed in early 2000. Due to its location near the convention center, the General Partner does not consider the hotel to be a direct competitor. While another Corporation managed hotel, The Sheraton Palace, is a direct competitor, the General Partner believes that as affiliates of the Corporation, both The Westin St. Francis and The Sheraton Palace can sustain their market share due to the strength of the market in San Francisco. In addition, both hotels will benefit from cross selling and cross marketing.

THE WESTIN MICHIGAN AVENUE, CHICAGO

          Description. The Westin Michigan Avenue, Chicago has 739 guest rooms,
          -----------
including 26 suites, and 19 meeting rooms. The Hotel operates the Chelsea Restaurant and Bar, an all-purpose food and beverage facility, and Cafe A La Carte, a free-standing quick-service coffee and snack kiosk. The Hotel has a fitness center and a business center, provides retail space for several specialty stores and a gift shop, and has an underground parking garage with 209 spaces.

          Location. The Westin Michigan Avenue, Chicago is located on a prime
          --------
site in downtown Chicago at the north end of the famous "Magnificent Mile", known for its first-class retail shopping, fine restaurants and cultural attractions. The Hancock Center is situated directly south of The Westin Michigan Avenue, Chicago, as is the Water Tower Place, offering a variety of shopping and entertainment possibilities. The Hotel is 18 miles from O'Hare International Airport and 12 miles from the Midway Airport.

          Capital Improvements. In 1997 the Hotel spent $4.9 million for capital
          --------------------
expenditures. Of this amount, $0.6 million was spent on sidewalks and planters, $1.0 million on food and beverage facilities, $1.0 million on various other projects, such as EDP and engineering equipment, and $2.3 million on rooms renovations, as the Hotel commenced extensive renovation of the tower rooms.

          The Hotel has budgeted $8.3 million for capital improvements during 1998. The Hotel is expecting to spend $7.3 million on room renovations, including completion of the extensive renovation to the tower rooms. In addition, $0.3 million will be spent on roof repair, $0.4 million on updating EDP and engineering systems, and $0.3 million on food and beverage equipment. For discussion regarding the funding of these capital expenditures see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

          Competitive Conditions. Chicago's hospitality industry continued to
          ----------------------
experience strong competition during 1997. Several new hotel projects are expected to enter the market in the near future. Two new hotels, one 800-rooms and the other 418-rooms, are expected to open in late 1998 and another new 192-room hotel is expected to open in late 1999. A number of the competing hotels have just completed renovations. For 1998 the Hotel believes that it can maintain its share of the market by emphasizing its premier "Magnificent Mile" location and its new and improved rooms product. There is another Westin hotel located at the O'Hare International Airport near Chicago and another in the financial district of downtown Chicago. The General Partner believes that neither is in direct competition with The Westin Michigan Avenue, Chicago, and that their close proximity allows for efficiencies in both staffing and productivity. There is a Sheraton Chicago Hotel and Towers in downtown Chicago and the Corporation owns three hotels in downtown Chicago. The Sheraton Chicago Hotel and Towers is not considered to be primarily competitive and the Corporation's hotels are not considered to be competitive due to differences in their locations, orientations or facilities.

MORTGAGE LOANS

          On August 21, 1986, mortgage loans in the amount of $83,325,000 with respect to The Westin St. Francis and $32,825,000 with respect to The Westin Michigan Avenue, Chicago (collectively the "Mortgage Loans") were refinanced by Teacher Retirement System of Texas ("Lender"). The Hotels were acquired subject to the Mortgage Loans. The Mortgage Loans require that the Hotel Partnerships not further encumber the Hotels without prior consent of the Lender. On June 2, 1994, the General Partner, on behalf of Westin Hotels Limited Partnership, successfully completed a restructuring of the Mortgage Loans and entered into a restructuring agreement ("Restructuring Agreement") with the Lender. On May 27, 1997 a second restructuring agreement modifying the existing mortgage loans on the Partnership's Hotels (The Westin St. Francis and The Westin Michigan Avenue, Chicago) was completed. The modifications to the Mortgage Loans consist primarily of a reduction of the effective interest rates, an extension of the maturity dates, and revisions of prepayment penalties. See Note (5) to the Consolidated Financial Statements.

INSURANCE

          Each Hotel is covered by comprehensive general liability insurance, fire and extended property insurance (including earthquake coverage), business interruption, workers' compensation, employer's liability insurance, and such other insurance as is customarily obtained for similar properties.

          The Hotels currently participate in the Corporation's insurance program whereby general liability and workers' compensation insurance coverage premiums are paid through the Corporation to Aetna Casualty and Surety Company and Westel Insurance Company, the latter being a wholly owned subsidiary of the Corporation.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

          On January 15, 1997, Equity Resources Group, Inc., a limited partner of the Partnership ("Claimant"), filed a demand for arbitration with the American Arbitration Association in Seattle, Washington, claiming that the Partnership and its General Partner, Westin Realty Corp., unlawfully refused to provide Claimant with a list of, and other information concerning, the limited partners in order to enable Claimant to make offers to acquire Units, thereby damaging Claimant in an unspecified amount. The Partnership and Westin Realty Corp. settled this matter for an immaterial amount in February 1998.

          Because of the nature of the hotel business, the Hotel Partnerships are subject to various claims and legal actions incidental to the ordinary course of their operations, including such matters as contract and lease disputes and complaints alleging personal injury, property damage and employment discrimination. The General Partner believes that the outcome of any such pending claims or proceedings, individually or in the aggregate, will not have a material adverse effect upon the business, financial condition, or results of operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

          None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS.
-----------------------------------------------------------------------------

          As of March 25, 1998, there were 8,248 holders of record of the 135,600 Units.

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

          The General Partner is aware of certain transfers of Units between unrelated parties, some of which do occur through certain secondary markets that specialize in trading limited partnership interests ("Limited Partnership Exchanges"). Initially, because these transactions were limited and sporadic in number and volume, it had been the General Partner's policy not to disclose the prices at which Units were transferred. Around July 1996, in response to direct requests for Unit sales price and value estimates, the General Partner began advising individuals that Unit exchange sales were occurring on Limited Partnership Exchanges and providing those individuals with the names of Limited Partnership Exchanges and other sources to contact for exchange trading price information.

          In 1996, 1997, and more recently, in 1998, the General Partner became aware of offers to purchase Units, which were mailed to limited partners, that have ranged from $185 to $700 per Unit. The General Partner responded, without recommending either an acceptance or rejection of any offer, by providing the limited partners with certain information concerning reported Unit sales. The following information reflects the Partnership's records of the average and range of Unit sale prices to date:


                                                     Average per Unit           Range of per Unit Sale
                                                       Sales Price                    Sales Price
                                                     ----------------           ----------------------

          1996:      First Quarter                         $201.63                 $120.00 to $215.34
                     Second Quarter                        $242.32                 $150.12 to $269.00
                     Third Quarter                         $315.81                 $204.50 to $347.00
                     Fourth Quarter                        $363.84                 $340.00 to $387.60

          1997:      First Quarter                         $505.93                 $320.00 to $624.75
                     Second Quarter                        $530.37                 $400.00 to $590.00
                     (through April 21, 1997,
                     when sales were suspended)

          1998:      First Quarter                         $733.01                 $545.00 to $890.00
                     (through March 21, 1998)

          In October 1996 the General Partner determined it to be in the best interest of the Partnership to implement a Unit transfer policy that relies on the protections of the 5% safe harbor, promulgated by the Internal Revenue Service, to prevent the Partnership from being deemed a "publicly traded partnership" pursuant to Section 7704 of the Internal Revenue Code. The 5% safe harbor applies if the sum of the percentage interests in partnership capital or profits represented by Units traded during any calendar year does not exceed 5% of the total Partnership interests. On April 21, 1997, upon reaching 1997 Unit sales aggregating 6,848, the General Partner suspended its approval of any Unit sales transfer requests in order to comply with the 5% safe harbor. The Partnership has already received transfer requests for 6,514 Unit sales for the first quarter of 1998. When the Partnership reaches 1998 Unit sales aggregating 6,848, the General Partner will suspend its approval of any Unit sales transfer requests for the remainder of 1998.

          A cash distribution in the amount of $47.50 per Unit was paid to the limited partners on September 15, 1997 and another in the amount of $47.50 per Unit was paid on December 15, 1997, from Net Cash Flow. Based on the expectation that the Hotels' strong operating results will continue, the General Partner believes that the Partnership will be in a position to continue cash distributions at an annual rate of $95 per Unit to the limited partners in 1998. These and any other future distributions of Net Cash Flow will be determined in accordance with Section 7.02 of the Partnership agreement. A cash distribution of $23.75 per Unit was paid to the limited partners on March 13, 1998. The General Partner currently anticipates total cash distributions to the limited partners of $95.00 per Unit in 1998.

ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------

The following table sets forth selected financial information for the Partnership.

                                                                     Years Ended December 31,
                                                                     ------------------------
                                             1997        1996           1995              1994             1993
                                           ---------   ---------   ---------------   --------------   ---------------
                                                      (In Thousands of Dollars Except per Unit Amounts)
Operating Revenues:
   Rooms                                    $ 83,600    $ 73,375          $ 60,963         $ 60,251         $ 58,373
   Food and beverage                          32,793      27,477            27,124           30,611           27,954
   Other operating departments                10,660      10,098             9,157            8,526            7,899
                                            --------    --------          --------         --------         --------
Total Operating Revenues                     127,053     110,950            97,244           99,388           94,226
                                            --------    --------          --------         --------         --------

Operating Expenses:
   Rooms                                      22,162      19,631            17,931           18,511           17,693
   Food and beverage                          24,866      21,963            22,842           25,637           24,410
   Administrative, general and
       marketing                              18,022      16,265            15,079           15,082           15,305
   Management fees                             8,554       5,672             2,188            5,309            4,992
   Other                                      30,990      27,520            25,210           22,393           27,467
                                            --------    --------          --------         --------         --------

Total Operating Expenses                     104,594      91,051            83,250           86,932           89,867
                                            --------    --------          --------         --------         --------

Operating Profit                            $ 22,459    $ 19,899          $ 13,994         $ 12,456         $  4,359
                                            --------    --------          --------         --------         --------

Net Income (Loss)                           $  9,691    $  6,978          $  1,713         $  1,444         $ (8,675)
                                            --------    --------          --------         --------         --------

Net Income (Loss) per Unit                  $  71.47    $  51.46          $  12.63         $  10.65         $ (63.97)

Total Assets                                $269,785    $263,148          $246,698         $234,293         $214,217

Long-term Obligations                       $162,989    $157,880          $153,760         $141,659         $125,855

Deferred Incentive
   Management Fees                          $ 22,281    $ 19,425          $ 16,249         $ 16,249         $ 13,089

Distributions Paid per Unit                 $  95.00    $      -          $      -         $      -         $      -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS.
        --------------

GENERAL

          The Hotels' primary market focus is on business travelers, conventions and other groups and, in the case of The Westin St. Francis, tourism. The Hotels' business activities generally follow national economic trends. The level of tourist business is influenced by the general global economic environment and political climate and, to a lesser extent, by the strength of the US dollar in relation to foreign currencies. Current trends in the hotel industry indicate that the outlook for the lodging industry remains positive due to the increase in demand, limited growth of full-service hotels and an improved economic environment. Both The Westin St. Francis and The Westin Michigan Avenue, Chicago continue to experience seasonal trends, with the lowest occupancy levels occurring during the first quarter, followed by higher occupancies during the last three quarters of the year. See Note (9) of the Notes to Consolidated Financial Statements, included under Item 8 - "Financial Statements and Supplementary Data" below, for additional quarterly information.

RESULTS OF OPERATIONS

          This section analyzes significant fluctuations in items affecting the consolidated statements of operations for the years ended December 31, 1997, 1996 and 1995. The table below presents key statistics used in the analysis:

                                                                  Years Ended December 31,
          Consolidated                                        1997         1996          1995
          ------------                                        ----         ----          ----
          REVPAR (Revenue per Available Room)               $118.74        $103.77       $ 86.26
          Operating Profit as a Percentage of Revenues:
             Rooms                                             73.5%          73.2%         70.6%
             Food and beverage                                 24.2%          20.1%         15.8%
          EBITDA (In Thousands)                              $32,776       $28,689       $21,747

          EBITDA is net earnings before interest expense, depreciation and amortization, and minority interests. The General Partner considers EBITDA to be a measure of the Partnership's operating performance due to the significance of the Partnership's long-lived assets and because such data can be used to measure the Partnership's ability to service debt, fund capital expenditures and pay cash distributions. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and such information should not be considered as an alternative to net income, cash flow from operations or any other performance measure prescribed by generally accepted accounting principles.

          1997 Compared with 1996.
          ------------------------

          The Partnership had net income of $9.7 million for the year ended December 31, 1997, a 38.9%, or $2.7 million, increase over 1996. EBITDA for the year of $32.8 million represents a 14.2% increase over 1996. Rooms and food and beverage revenues grew at a faster rate than expenses, resulting in increased profitability. This can be attributed to both a strong national economy and the high quality, improved rooms product and food and beverage facilities that are a result of recent renovations at both Hotels, along with effective operating efficiencies.

          Consolidated rooms revenues for the year ended December 31, 1997 were $83.6 million which is a $10.2 million or 13.9% improvement over the prior year. 1997 consolidated REVPAR increased 14.4% to $118.74. The Westin St. Francis reported rooms revenues of $55.9 million for the year ended December 31, 1997, a 14.6% increase over the prior year. The average room rate increased 12.6% to $164.71 and the occupancy rate increased 1.8 percentage points to 78.2% for a REVPAR gain of 15.2% to $128.88. The Westin Michigan Avenue, Chicago, reported a 12.6% increase in rooms revenues for 1997 over 1996 for a total of $27.7 million, in spite of some rooms being out of service for renovations the last two weeks of December. Its average room rate increased 8.2% to $140.85 and its occupancy rate improved 3.0 percentage points to 72.7% for a 1997 REVPAR gain of 12.9% over 1996 to $102.45. Both Hotels experienced increases in both the occupancy levels and the average rate for the group segment, resulting in significantly increased rooms revenues. Both Hotels achieved higher average rate in the individual segment which more than offset the decline in individual segment occupancy resulting in a positive gain to rooms revenues. The strength in demand allowed management to pursue higher-rated business and to displace lower-rated business.

          Consolidated rooms costs for 1997 were 12.9% higher than in 1996 due to the greater business levels. The resulting consolidated rooms profit margin increased slightly (less than one percentage point) to 73.5% with a less than one percentage point gain at The Westin St. Francis offsetting a less than one percentage point decline at The Westin Michigan Avenue, Chicago. The consolidated rooms profit of $61.4 million for the year ended December 31, 1997 is $7.7 million or 14.3% greater than that of the prior year.

          Consolidated food and beverage revenues for 1997 of $32.8 million was $5.3 million, or 19.3%, better than 1996. A major portion of this increase was due to increased banquet revenues which are directly attributable to an increase in the group meeting market mix. The Westin St. Francis reported $4.3 million higher food and beverage revenues in 1997 than in 1996. This 22.6% gain resulted in total food and beverage revenues of $23.3 million. All of its outlets, with the exception of the Compass Rose, reported greater revenues for 1997 compared to 1996; however, the most substantial portion of the increase, $3.7 million, came from banquets. The Westin Michigan Avenue, Chicago's 1997 food and beverage revenues of $9.5 million represents a 12.5% or $1.0 million improvement over 1996. The Westin Michigan Avenue, Chicago also experienced a strong increase in banquet revenues, $0.6 million, offsetting a slight decline in outlet revenues for 1997 compared to 1996. The numerous dining options in the downtown Chicago area places substantial competitive pressure on the Hotel's main restaurant.

          The 1997 consolidated food and beverage costs increased $2.9 million over 1996 which, when subtracted from the $5.3 million increase in food and beverage revenues, leaves a $2.4 million improvement in consolidated food and beverage profits. The Westin St. Francis' portion of these profits was $5.1 million and The Westin Michigan Avenue, Chicago's portion was $2.8 million. The Westin St. Francis attributes this to savings realized by converting the St. Francis Grill and Victor's from restaurants to banquet rooms in mid-1996. The Westin St. Francis also credits the success of ongoing cost containment efforts, as does The Westin Michigan Avenue, Chicago.

          Other operating departments had consolidated revenues for the year ended December 31, 1997 of $10.7 million, a $0.6 million increase over 1996. The greatest contribution, $0.3 million, to this increase was telephone usage revenue, followed by a $0.2 million increase in sub-rentals.

          The major increases in other operating expenses for 1997 compared to 1996 are as follows: management fees, $2.9 million, the majority of which was attributable to incentive management fees which increased as a result of improved Net Operating Cash Flow, as defined in the Partnership agreement; local taxes and insurance, $1.7 million, of which $0.9 million is attributed to an additional assessment in property taxes upon re-appraisal of The Westin St. Francis for the tax years 1995 through 1997, payable over five years (see Note
(5) of the Notes to Consolidated Financial Statements included under Item 8 - "Financial Statements and Supplementary Data" below); $1.2 million in depreciation and amortization due to the increase in property and equipment; and $1.1 million for advertising and business promotion due primarily to increased national advertising expenses and marketing fees.

          1996 Compared with 1995.
          ------------------------

          For the year ended December 31, 1996, the Partnership had net income of $7.0 million, an increase of $5.3 million over 1995. This improvement is primarily the result of a 14.1% increase in operating revenues offset by a 9.4% increase in operating expenses over the year ended December 31, 1995.

          Consolidated rooms revenues for the year 1996 increased to $73.4 million compared to $61.0 million for 1995, a 20.4% improvement. Each Hotel increased both their occupancy rates and their average room rates over the prior year. REVPAR, revenue per available room, on a combined basis, increased 20.3% to $103.77 for 1996 from $86.26 for 1995. The Westin St. Francis reported an increase in occupancy of 5.2 percentage points to 76.4% and The Westin Michigan Avenue, Chicago reported a 4.4 percentage point increase to

69.7%. The Westin Michigan Avenue, Chicago achieved a percentage increase in average room rate of 13.5%; The Westin St. Francis, 11.7%. The average room rate at The Westin St. Francis in 1996 was $146.33 compared to $131.06 in 1995. At The Westin St. Francis, the occupancy percentage and average room rate was up for both the group and individual segments. These improvements can be directly attributed to an improved product and to strong occupancies and room rate increases buoyed by the robust demand in the San Francisco market. The Westin Michigan Avenue, Chicago increased its average room rate to $130.11 in 1996 from $114.62 in 1995. At this Hotel, both the occupancy rate and the average room rate improved for the group segment. However, its occupancy rate for the individual segment was down but was offset by an increase in the group rate resulting in an overall increase. The Westin Michigan Avenue, Chicago also benefited from the improved room product.

          In 1996 both Hotels controlled increases in room costs. Specifically, at The Westin St. Francis, the cost per occupied room increased only $1.01 to $42.18 in 1996 or 2.5% over 1995. The Westin Michigan Avenue, Chicago reported a slight increase of 1.3% in cost per occupied room over 1995 to $29.09. As a result, the consolidated rooms profit margin increased to 73.2% for 1996 compared to 70.6% for 1995.

          Consolidated food and beverage profits for the year 1996 increased 28.8% over 1995 to $5.5 million. The most significant difference in food and beverage profit over 1995 was reported by The Westin Michigan Avenue, Chicago. The Westin Michigan Avenue, Chicago, on total food and beverage revenues of $8.5 million, achieved an 11.8% improvement over 1995, or $0.9 million. By keeping cost increases to less than 1.0%, this resulted in a net contribution to profits of $2.2 million. This result was due to increases in prices, higher business levels and the negative impact in 1995 of the renovations to banquet space. Food and beverage profits at The Westin St. Francis increased $0.4 million. This was the result of a $0.5 million decline in food and beverage revenues offset by a $0.9 million decrease in food and beverage costs. Both differences in revenues and costs at The Westin St. Francis were due primarily to the temporary closures in 1996 of food and beverage outlets for renovating or reconfiguring the banquet rooms. The 1996 consolidated food and beverage profit margin increased 4.3 percentage points over 1995.

          Other operating departments were responsible for $0.9 million of the increase in operating revenues with only a small (5.4%) increase in costs. In 1996 management implemented a policy to charge for cancellations, early departure, late arrivals and no shows. This resulted in additional revenues of $0.7 million over 1995. The rest of the increase is primarily the result of the increased occupancies and an increase in rates in other departments, such as telephone and garage, at both Hotels.

          Management fees increased $3.5 million primarily because incentive management fees were earned in 1996. These fees, which are calculated based on a percentage of Net Operating Cash Flow, were not earned in 1995. The $1.2 million increase in depreciation is due to the addition of depreciable assets in 1996.

LIQUIDITY AND CAPITAL RESOURCES

          As of December 31, 1997, the Partnership had cash and cash equivalents of $15.8 million, a $1.0 million increase from December 31, 1996. During 1997 total net cash provided by operating activities equaled $26.0 million.

          In 1997 a total of $10.8 million was deposited into the FF&E Reserve Accounts as required by the Restructuring Agreement. This amount, plus interest, less $9.3 million expended in capital expenditures is included in Restricted Cash on the Consolidated Balance Sheets. In 1997 a total of $5.4 million was deposited into the Tax Escrow Accounts for payment of real and personal property taxes as required by the Restructuring Agreement. This amount, plus interest, less payments of $5.4 million for real and personal property taxes is included in Restricted Cash on the Consolidated Balance Sheets.

          A total of $10.0 million was spent for capital improvements in 1997 for both Hotels. The Westin St. Francis spent $5.1 million in 1997 for capital improvements, of which $2.5 million was spent on the main building facade restoration, $0.6 million on renovations to food and beverage facilities, $0.5 million on guest rooms, and the remaining $1.5 million in other areas including EDP equipment and ADA compliance. The Westin Michigan Avenue, Chicago spent $4.9 million for capital improvements in 1997. Of this amount, $2.3 million was spent on rooms (the Hotel commenced its extensive renovations of the tower rooms in mid-

December), $1.0 million on food and beverage facilities and renovating public areas, $0.6 million on sidewalks and planters to improve the curb appeal of the Hotel, and the remaining $1.0 million on various other projects including EDP equipment, elevator modernization and updating engineering equipment. As stipulated by the Restructuring Agreement, variances from the original estimated amounts reflect timing adjustments and were either approved by the Lender or were within the limits required by the Restructuring Agreement.

          Expenditures in 1998 will total approximately $15.3 million. The Westin St. Francis will spend approximately $7.0 million on capital improvements in 1998. Approximately $2.0 million is to be spent on guest room renovations, particularly the main building bathrooms; $2.4 million on food and beverage facilities, particularly the conversion of Club Oz to a banquet room; $1.1 million on other areas, such as lobby carpet and stone work, the men's room, and engineering equipment repairs, and $1.5 million on the facade project. The facade restoration is now scheduled to be completed in 1999. The Westin Michigan Avenue, Chicago expects to spend $8.3 million for capital improvements during 1998. In 1998 the Hotel is scheduled to complete the extensive renovations to the tower rooms, started in mid-December 1997, which is intended to completely update and raise the caliber of the rooms. During 1998, the Hotels will commence the conversion of 18 parlor suites into rentable guest rooms, which will increase the guest room inventory, and replace all carpet, vinyl, paint and light fixtures in all hallways, for a total cost of $7.3 million. In addition, $0.3 million will be spent on partial roof replacement, $0.4 million on other areas, such as updating EDP and engineering systems, and $0.3 million for minibars and other food and beverage equipment. All capital projects have been approved by the Lender.

          The Mortgage Loans, as restructured, provide for the suspension of principal payments through December 1, 1999. Under the terms of the Mortgage Loans, the Partnership made scheduled interest payments of $9.2 million in 1997 and is scheduled to make interest payments of $10.8 million in 1998.

          Per the terms of the Restructuring Agreement, the Partnership was prohibited from making cash distributions to the limited partners in 1994 and 1995. Distributions in 1996 were contingent upon satisfying certain conditions as outlined in the Restructuring Agreement. After that, cash distributions from Net Cash Flow could be resumed. Due to improved Net Cash Flow, cash distributions in the amount of $47.50 per Unit each were paid to the limited partners on September 15, 1997, and December 15, 1997, resulting in total 1997 distributions of $95.00 per Unit. The distributions were paid to the limited partners of record as of each quarter end date. As discussed in Note (8) to the Consolidated Financial Statements, 1997 incentive management fees totaling $2.8 million were paid to Westin.

          At this time, the General Partner anticipates that the cash flow from operations and the contributions to the FF&E Reserve Accounts will provide adequate funding for 1998 capital expenditures and interest payments on the Mortgage Loans. In addition, barring any unforeseen adverse occurrence, the General Partner anticipates that the Partnership will be in a position to continue distributions to the limited partners at an annual level of $95.00 per Unit in 1998 and thereafter. Future distributions will be based on available Net Cash Flow and are dependent upon the Net Cash Flow generated by the Hotels and the adequacy of cash reserves. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership agreement and will be distributed to the limited partners within 75 days of the end of the quarter.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

          The following documents are filed as part of this report:

          Report of Independent Public Accountants................        14
          Consolidated Balance Sheets.............................   15 - 16
          Consolidated Statements of Operations...................        17
          Consolidated Statements of Partners' Equity (Deficit)...        18
          Consolidated Statements of Cash Flows...................        19
          Notes to Consolidated Financial Statements..............   20 - 25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

          None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Westin Hotels Limited Partnership:

          We have audited the accompanying consolidated balance sheets of Westin Hotels Limited Partnership and subsidiaries (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westin Hotels Limited Partnership and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

                                         /s/ Arthur Andersen LLP


Seattle, Washington,
March 11, 1998

                       WESTIN HOTELS LIMITED PARTNERSHIP
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1997 AND 1996
                                (In Thousands)

                                    ASSETS

                                                                      1997             1996
                                                                      ----             ----
CURRENT ASSETS:
   Cash and cash equivalents, including restricted cash
    of $561 in 1997 and $540 in 1996                                $ 15,750          $ 14,752
   Guest and trade accounts receivable, less allowance for
    doubtful accounts of $278 in 1997 and $232 in 1996                 8,408             6,511
   Other receivables                                                     745               450
   Inventories                                                           641               516
   Prepaid expenses and other current assets                           1,640             1,281
                                                                    --------          --------

TOTAL CURRENT ASSETS                                                  27,184            23,510

PROPERTY AND EQUIPMENT, at cost:
   Buildings and improvements                                        177,438           173,392
   Furniture, fixtures and equipment                                  95,648            91,214
   Expendable supplies                                                 2,031             2,031
                                                                    --------          --------

                                                                     275,117           266,637

   Less accumulated depreciation and amortization                    106,092            97,355
                                                                    --------          --------

                                                                     169,025           169,282

   Construction in progress                                            2,330             1,376
   Land                                                               62,599            62,599
                                                                    --------          --------

PROPERTY AND EQUIPMENT, net                                          233,954           233,257

RESTRICTED CASH                                                        7,960             6,018

OTHER ASSETS                                                             687               363
                                                                    --------          --------

TOTAL ASSETS                                                        $269,785          $263,148
                                                                    ========          ========

 The accompanying notes are an integral part of these consolidated financial statements.

                       WESTIN HOTELS LIMITED PARTNERSHIP
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1997 AND 1996
                                (In Thousands)

                       LIABILITIES AND PARTNERS' EQUITY


                                                                           1997                      1996
                                                                           ----                      ----
CURRENT LIABILITIES:
   Accounts payable:
    Trade and other                                                     $   2,147                $   1,937
    Westin and affiliates                                                   1,998                    1,171
                                                                        ---------                ---------
      Total accounts payable                                                4,145                    3,108
   Accrued expenses                                                         9,587                    9,274
   Current maturities of long-term obligations                                564                      159
   Other current liabilities                                                1,296                    1,353
                                                                        ---------                ---------

TOTAL CURRENT LIABILITIES                                                  15,592                   13,894

LONG-TERM OBLIGATIONS                                                     129,180                  127,085

LONG-TERM OBLIGATION TO GENERAL PARTNER                                    33,809                   30,795

DEFERRED INCENTIVE MANAGEMENT FEES
   PAYABLE TO WESTIN                                                       22,281                   19,425
                                                                        ---------                ---------

TOTAL LIABILITIES                                                         200,862                  191,199

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                                          3,733                    3,568

PARTNERS' EQUITY (DEFICIT):
   General Partner                                                         (2,307)                  (2,026)
   Limited Partners (135,600 Units issued and outstanding)                 67,497                   70,407
                                                                        ---------                ---------

TOTAL PARTNERS' EQUITY                                                     65,190                   68,381
                                                                        ---------                ---------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                  $ 269,785                $ 263,148
                                                                        =========                =========

 The accompanying notes are an integral part of these consolidated financial statements.


                     WESTIN HOTELS LIMITED PARTNERSHIP
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                 (In Thousands Except Units and per Unit Data)

                                   1997          1996      1995
                                 --------      --------  --------
OPERATING REVENUES:
   Rooms                         $ 83,600      $ 73,375  $ 60,963
   Food and beverage               32,793        27,477    27,124
   Other operating                 10,660        10,098     9,157
    departments                  --------      --------  --------

TOTAL OPERATING REVENUES          127,053       110,950    97,244
                                 --------      --------  --------

OPERATING EXPENSES:
   Rooms                           22,162        19,631    17,931
   Food and beverage               24,866        21,963    22,842
   Other operating
    departments                     3,241         2,933     2,782
   Administrative and general       9,509         8,840     8,260
   Management fees                  8,554         5,672     2,188
   Advertising and business
    promotion                       8,513         7,425     6,819
   Property maintenance and
    energy                          8,495         8,273     7,994
   Local taxes and insurance        9,170         7,466     6,809
   Rent                               802           778       789
   Depreciation and
    amortization                    9,282         8,070     6,836
                                 --------      --------  --------
TOTAL OPERATING EXPENSES          104,594        91,051    83,250
                                 --------      --------  --------

OPERATING PROFIT                   22,459        19,899    13,994
                                 --------      --------  --------

OTHER INCOME (EXPENSE):
   Interest income                  1,103           787       919
   Interest expense               (10,624)      (10,812)  (10,665)
   Interest expense on
    long-term obligation
    to General Partner             (3,014)       (2,697)   (2,456)
   Other, net                         (68)          (67)       (2)
                                 --------      --------  --------

NET OTHER EXPENSE                 (12,603)      (12,789)  (12,204)
                                 --------      --------   --------

INCOME BEFORE MINORITY
 INTERESTS                          9,856         7,110     1,790

MINORITY INTERESTS                   (165)         (132)      (77)
                                 --------      --------  --------

NET INCOME                       $  9,691      $  6,978  $  1,713
                                 ========      ========  ========

NET INCOME PER UNIT              $  71.47      $  51.46  $  12.63
                                 ========      ========  ========
(135,600 Units issued and outstanding)

The accompanying notes are an integral part of these consolidated financial statements.


                       WESTIN HOTELS LIMITED PARTNERSHIP
                               AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (In Thousands)


                                             General    Limited
                                             Partner    Partners
                                           ---------    --------
BALANCE AT DECEMBER 31, 1994                 $(1,590)   $ 61,280

Net income (loss)                               (205)      1,918
                                           ---------    --------

BALANCE AT DECEMBER 31, 1995                  (1,795)     63,198

Net income (loss)                               (231)      7,209
                                           ---------    --------

BALANCE AT DECEMBER 31, 1996                  (2,026)     70,407

Cash distribution                                  -     (12,882)

Net income (loss)                               (281)      9,972
                                           ---------    --------

BALANCE AT DECEMBER 31, 1997                 $(2,307)   $ 67,497
                                           =========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                       WESTIN HOTELS LIMITED PARTNERSHIP
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (In Thousands)


                                                                                            1997         1996        1995
                                                                                         ---------     --------    ---------
OPERATING ACTIVITIES:
   Net income                                                                             $  9,691     $  6,978     $  1,713
   Adjustments to reconcile net income
   to net cash provided by operating activities:
       Depreciation and amortization
        of property and equipment                                                            9,282        8,070        6,836
       Amortization of loan fees                                                                90            -            -
       Interest on long-term obligations not
        currently payable                                                                    4,436        4,277        4,498
       Interest earned on restricted cash                                                     (382)        (220)        (512)
       (Increase) decrease in receivables                                                   (2,192)      (2,107)         745
       (Increase) decrease in inventories                                                     (125)           -          123
       (Increase) decrease in prepaid expenses and
        other current assets                                                                  (359)         396         (124)
       Increase (decrease) in accounts payable                                               1,037            4         (543)
       Increase (decrease) in accrued expenses and
        other current liabilities                                                              256        2,053         (954)
       Increase in other long-term obligations                                               1,238            -            -
       Incentive management fees                                                             2,856        3,176            -
       Minority interests                                                                      165          132           77
       Other                                                                                    15           13           23
                                                                                          --------     --------     --------
             Net cash provided by operating activities                                      26,008       22,772       11,882
                                                                                          --------     --------     --------

INVESTING ACTIVITIES:
   Proceeds from sales of equipment                                                             14           13           83
   Acquisition of property and equipment                                                    (9,993)     (15,985)     (27,393)
   Increase in restricted cash                                                             (10,836)     (17,927)     (16,234)
   Decrease in restricted cash to fund acquisition of
    property and equipment                                                                   9,261       15,671       27,520
   (Increase) decrease in other assets                                                        (120)          33         (366)
                                                                                          --------     --------     --------
             Net cash used in investing activities                                         (11,674)     (18,195)     (16,390)
                                                                                          --------     --------     --------

FINANCING ACTIVITIES:
   Dividends paid                                                                          (12,882)           -            -
   Loan restructuring costs                                                                   (294)           -            -
   Increase in long-term obligation to General Partner                                           -            -        7,500
   Repayment of long-term obligations                                                         (160)        (170)        (249)
                                                                                          --------     --------     --------
             Net cash (used in) provided by financing
              activities                                                                   (13,336)        (170)       7,251
                                                                                          --------     --------     --------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                                            998        4,407        2,743

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                                                                  14,752       10,345        7,602
                                                                                          --------     --------     --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                  $ 15,750     $ 14,752     $ 10,345
                                                                                          ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     (A)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Westin Hotels Limited Partnership, a Delaware limited partnership (the "Partnership"), and its subsidiary limited partnerships, The Westin St. Francis Limited Partnership and The Westin Chicago Limited Partnership (the "Hotel Partnerships"). The Westin St. Francis Limited Partnership owns and operates The Westin St. Francis in downtown San Francisco, California, and The Westin Chicago Limited Partnership owns and operates The Westin Michigan Avenue, Chicago (formerly The Westin Hotel, Chicago) in downtown Chicago, Illinois (individually a "Hotel", collectively the "Hotels"). All significant intercompany transactions and accounts have been eliminated. Certain of the prior years' amounts have been reclassified to conform with the 1997 presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (B) CASH EQUIVALENTS AND RESTRICTED CASH

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

          (F)  INCOME TAXES

          The Partnership does not record any provision for Federal and state income taxes in its consolidated financial statements. All items of income, gain, loss, deduction or credit for Federal and state income tax purposes are allocated to the partners of the Partnership for inclusion in their individual income tax returns. The reported amounts of the Partnership's net assets and liabilities exceeded the related tax bases by approximately $53,061,000 and $50,141,000 at December 31, 1997 and 1996, respectively.

(2)       ORGANIZATION
          ------------

          The Partnership was formed on April 25, 1986, to invest in hotel properties by acquiring limited partnership interests in the Hotel Partnerships. The Partnership will continue until December 31, 2036, unless terminated sooner under the provisions of the Partnership agreement.

          Westin Realty Corp. ("Westin Realty"), formerly a wholly owned subsidiary of Westin Hotel Company ("Westin"), now a wholly owned subsidiary of Starwood Hotels & Resorts Worldwide, Inc., is the sole General Partner of the Partnership. On August 28, 1986, Westin Realty acquired all of the limited partnership interests in the Hotel Partnerships (which represented 91.62% of the fair value of the Hotel Partnerships' net assets) and contributed these interests, valued at $135,600,000, to the Partnership in exchange for all of the limited partnership interests in the Partnership. Westin Realty then sold these limited partnership interests in a public offering. The remaining 8.38% interest in the Hotel Partnerships was retained by the predecessor owners, subsidiaries of Westin. See Note (7) for an update due to a Subsequent Event.

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

          Except for the following restrictions outlined in the restructuring of the Mortgage Loans in June 1994 ("Restructuring Agreement"), Net Cash Flow of the Partnership as defined in the Partnership agreement is distributed first to the limited partners until certain preferential distributions are achieved and then allocated to both the General Partners and limited partners depending on factors related to the source of the Net Cash Flow and cash distributions as specified in the Partnership agreement. The Restructuring Agreement permitted cash distributions to the limited partners in 1996 subject to the Hotels achieving certain performance levels in the two years prior to 1996. However, the Hotels did not achieve these performance levels. Distributions were permitted in 1997 subject to the Hotels achieving certain performance levels in the three years prior to 1997. The Hotels achieved these performance levels and a distribution of $12,882,000 was made to the limited partners. Distributions at an annual rate of $95 per Unit are anticipated for 1998.

(3)  RESTRICTED CASH
     ---------------

     Deposits to the Furniture, Fixture and Equipment ("FF&E") Reserve Accounts for 1997 totaled $10,836,000. As defined in the Restructuring Agreement, this total consists of a $6,200,000 million deposit of Available Net Cash Flow from operations for the fourth quarter of 1996, and quarterly deposits for 1997, totaling $4,636,000. On February 14, 1998, $1,736,000 was deposited into the FF&E Reserve Accounts for the fourth quarter of 1997. In 1996, $17,927,000 of Available Net Cash Flow from operations was deposited in the FF&E Reserve Accounts. During 1995 the remaining $7,500,000 of the $25,000,000 subordinated loan from Westin Realty was funded to the Partnership. In 1995 these proceeds, along with $8,734,000 of Available Net Cash Flow from operations was deposited to the FF&E Reserve Accounts.

     As required by the Restructuring Agreement $5,424,000 and $540,000 were deposited to the Tax Escrow Accounts in 1997 and 1996 respectively. This account is used to pay real and personal property taxes as they become due.

(4)  ACCRUED EXPENSES
     ----------------

     Accrued expenses include the following at December 31:

                                                                         1997                        1996
                                                                       --------                    --------
                                                                             (In Thousands of Dollars)
          Salaries and wages                                             $3,851                      $3,670
          Estimated property and other taxes                              4,209                       4,072
          Accrued interest                                                  893                         901
          Other                                                             634                         631
                                                                         ------                      ------
               Total                                                     $9,587                      $9,274
                                                                         ======                      ======

(5)  LONG-TERM OBLIGATIONS
     ---------------------

     Long-term obligations include the following at December 31:

                                                                          1997                        1996
                                                                        --------                    --------
                                                                             (In Thousands of Dollars)

          Mortgage loans, plus accrued interest of $5,960,000
              in 1997 and $4,538,000 in 1996, bearing effective
              interest at 8.06% and 8.55%, respectively                 $128,442                    $127,020
          Capital lease obligations                                           64                         224
          Other                                                            1,238                           -
                                                                        --------                    --------
                                                                         129,744                     127,244
          Less current maturities                                            564                         159
                                                                        --------                    --------
               Total                                                    $129,180                    $127,085
                                                                        ========                    ========

          Subordinated note, payable to the General Partner,
              bearing interest at prime plus 1% (9.5% at
              December 31, 1997 and 9.25% at December 31, 1996)         $ 33,809                    $ 30,795
                                                                        ========                    ========

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

          The prepayment provisions of the Mortgage loans have been amended. Under the terms and conditions of this restructuring, the prepayment penalty for The Westin Michigan Avenue, Chicago loan has been reinstated except in the case of a repayment resulting from a sale to a third party. The termination date for the prepayment penalty for The Westin St. Francis loan generally has been extended to the year 2006 from the year 2001. With respect to a hotel sale to a third party, however, there will be no prepayment penalty if the sale occurs after August 31, 2001.

          Aggregate quarterly payments on the Mortgage Loans are as follows $10,840,000 for 1998 and 1999, and $12,208,000 through December 1, 2006, at which time the remaining outstanding principal balance is due.

          In July 1997, The Westin St. Francis received notification of a property tax assessment totaling $1,189,000 for the tax years ended June 30, 1997 and 1996. The assessment qualifies for a five year payment plan, which the Partnership has elected, and is as follows: principal and interest payments of $285,000 for 1999 through 2002, with no payment required in 1998. Interest is calculated at 8.55% per annum. Payment in 1997 totaled $285,000.

          Scheduled principal payments on long-term obligations are $564,000 in 1998, $1,058,000 in 1999, $2,218,000 in 2000, $2,404,000 in 2001, $2,604,000 in
2002 and $154,705,000 thereafter.

          Interest paid by the Partnership totaled $9,210,000 in 1997, $9,216,000 in 1996 and $8,615,000 in 1995.

          No new capital lease agreements were entered into in 1997.

          The carrying values of the Partnership's Mortgage Loans and subordinated note approximate fair values.

(6)       OPERATING LEASES
          ----------------

          Minimum annual rental expense for operating leases in effect at December 31, 1997, are as follows (in thousands of dollars):


                              1998         $   608
                              1999             373
                              2000             314
                              2001             253
                              2002             190
                              Thereafter         -
                                           -------
                                           $ 1,738
                                           =======

(7)       CONTINGENCIES AND SUBSEQUENT EVENTS
          -----------------------------------

          On January 15, 1997, Equity Resources Group, Inc., a limited partner of the Partnership ("Claimant"), filed a demand for arbitration with the American Arbitration Association in Seattle, Washington, claiming that the Partnership and its General Partner, Westin Realty Corp., unlawfully refused to provide Claimant with a list of, and other information concerning, the limited partners in order to enable Claimant to make offers to acquire Units, thereby damaging Claimant in an unspecified amount. The Partnership and Westin Realty Corp. settled this matter for an immaterial amount in February, 1998.

          On January 2, 1998, Starwood Hotels & Resorts Trust (the "Trust"), a real estate investment trust, whose shares are paired and trade together as a unit with Starwood Hotels & Resorts Worldwide, Inc. (the

"Corporation"), a hotel management and operating company, completed the merger of Westin Hotels & Resorts Worldwide, Inc. ("Westin Worldwide"). Effective upon closing of the Westin Worldwide merger, the Trust's and Corporation's names were changed to Starwood Hotels & Resorts Trust and Starwood Hotels & Resorts Worldwide, Inc., respectively. The Trust was renamed Starwood Hotels & Resorts on February 24, 1998. The Trust and Corporation together are referred to as "Starwood".

          Pursuant to the Transaction Agreement, Westin Worldwide, including its wholly owned subsidiary Westin Hotel Company, were merged with and into the Trust and the separate corporate existence of Westin Worldwide and Westin Hotel Company thereupon ceased. Westin Realty, St. Francis Corp., and 909 Corp., each formerly wholly owned subsidiaries of Westin Hotel Company, are now wholly owned subsidiaries of the Corporation. The merger does not change the structure of the General Partners' and limited partners' ownership interest in either the Partnership or the Hotel Partnerships. Moreover, none of the owners of Starwood have any beneficial ownership in the Partnership as a limited partner.

          Because of the nature of the hotel business, the Hotel Partnerships are subject to various claims and legal actions incidental to the ordinary course of their operations, including such matters as contract and lease disputes and complaints alleging personal injury, property damage and employment discrimination. The General Partner believes that the outcome of any such pending claims for proceedings, individually or in the aggregate, will not have a material adverse effect upon the business, financial condition, or results of operations of the Partnership.

(8)       RELATED PARTY TRANSACTIONS
          --------------------------

          Westin Realty is responsible for the management and administration of the Partnership. In accordance with the Partnership agreement, the Partnership reimburses Westin Realty for expenses in connection with such services, which totaled $607,000 in 1997, $583,000 in 1996 and $482,000 in 1995.

          Prior to the merger of Westin and Starwood discussed in Note (7), Westin, as manager of the Hotels, received a base management fee equal to 2.25% of Hotel gross operating revenues. In conjunction with the Restructuring Agreement, Westin agreed to reduce its base management fee from 3.5% to 2.25% of the Hotels' gross revenues through December 31, 1998. Base management fees totaled $2,859,000 in 1997, $2,496,000 in 1996 and $2,188,000 in 1995. Westin
also earned an incentive management fee of 20% of annual Net Operating Cash Flow. Incentive management fees totaled $5,695,000 in 1997 and $3,176,000 in 1996. Incentive management fee payments are subordinate to the limited partners receiving certain preferential returns. As a result, incentive management fees totaling approximately $2,800,000 were paid to Westin in 1997. No incentive management fee was earned in 1995. Any incentive management fee not currently payable bears no interest and is deferred and subsequently payable from the proceeds of a sale or refinancing of the Hotels or Net Cash Flow after 1997. Therefore, determining the fair value of the liability is not practicable due to uncertainty as to when the liability will be paid. In any event, the fair value of the liability does not exceed the carrying amount.

          Prior to the merger of Westin and Starwood discussed in Note (7), Westin and an affiliate also received marketing fees, representing the Partnership's share of the aggregate costs and expenses incurred by Westin in providing advertising, public relations, sales and reservation services to all Westin hotels. The marketing fee totaled $2,414,000 in 1997, $2,108,000 in 1996 and $1,848,000 in 1995. The Partnership also reimbursed Westin for the services of certain full-time Hotel employees. All costs incurred for services provided to the Hotel Partnerships by Hotel employees have been recognized as an expense of the Partnership.

          As disclosed in Note (5), at December 31, 1997, the subordinated loan from Westin Realty to the Partnership totals $33,809,000, which includes $8,809,000 of accrued interest. At December 31, 1996, the balance was $30,795,000 and included $5,795,000 of accrued interest.

(9)  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)
     ----------------------------------------------
     Summarized quarterly financial data is as follows:

                                     First       Second          Third            Fourth            Total
                                     -----       ------          -----            ------            -----
                                            (In Thousands of Dollars Except per Unit Amounts)
   1997 Quarters:
   Operating revenue                $26,394     $32,184          $33,757          $34,718          $127,053
   Operating profit                 $ 1,863     $ 6,578          $ 7,536          $ 6,482          $ 22,459
   Net income (loss)                $(1,363)    $ 3,388          $ 4,431          $ 3,235          $  9,691
   Net income (loss) per Unit       $(10.05)    $ 24.99          $ 32.68          $ 23.85          $  71.47

   1996 Quarters:
   Operating revenue                $21,754     $28,377          $28,799          $32,020          $110,950
   Operating profit                 $ 1,116     $ 6,366          $ 6,013          $ 6,404          $ 19,899
   Net income (loss)                $(2,050)    $ 3,022          $ 2,781          $ 3,225          $  6,978
   Net income (loss) per Unit       $(15.12)    $ 22.29          $ 20.51          $ 23.78          $  51.46

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

          The Partnerships have no directors or officers. Business policy-making functions of the Partnerships are carried out through the directors and officers of the General Partners.

          Westin Realty's directors and officers and their current positions are:


            Frederick Kleisner        Chairman, Chief Executive Officer and President
            Richard Mahoney           Director, Vice President, Chief Financial Officer and Treasurer
            Douglas C. Sutten         Director and Vice President
            Marc Pujalet              Director
            Hud Hinton                Vice President
            Kevin Hylton              Vice President and Assistant Treasurer
            Calder Mackay             Vice President and Secretary
            Ruth E. Valine            Assistant Secretary

          Douglas C. Sutten, currently Vice President, and Marc Pujalet became Directors in January 1998, replacing Merrick Kleeman and Stuart Rothenberg. Hud Hinton and Calder Mackay became Officers in February 1998, replacing John Ceriale and Catherine Walker, respectively. Other Officers assumed their current offices at the following times: Mr. Mahoney, October 1995; Mr. Kleisner, September, 1995; Mr. Sutten, May 1986; Mr. Hylton, February 1988; and Ms. Valine, May 1989.

          Frederick Kleisner, 53, joined Westin in August 1995 and currently serves as President and Chief Operating Officer. Prior to joining Westin, Mr. Kleisner served as Group President, Operations, for Interstate Hotels Corporation, North America's largest franchisee of hotels, from 1990 to 1995.

          Richard Mahoney, 46, joined Westin in September 1995 and served as Executive Vice President and Chief Financial Officer until February 1998. In February 1998 he became the President and Chief Operation Officer of Caesars World Inc., a wholly owned subsidiary of the Corporation. Prior to joining Westin, Mr. Mahoney was Senior Vice President and Chief Financial Officer of Premier Cruise Lines from 1993 to 1995. From 1989 to 1993, he served as Senior Vice President and Controller of The Continental Companies.

          Marc Pujalet, 42, was named Director of Westin Realty in February 1998. He joined Westin in 1977 and was named Senior Vice President of Sales and Marketing of Westin in 1993. He came to the corporate offices in 1989 as Regional Director of Sales and Marketing and was Vice President of Sales and Marketing from 1991 to 1993.

          Hud Hinton, 44, was named Vice President of Westin Realty in February 1998. He joined Westin in 1983 and was named Senior Vice President of Operations in 1993.

          Calder Mackay, 44, was named Vice President and Secretary of Westin Realty in February 1998. He is Associate General Counsel of Westin Hotel Company and joined Westin in 1990.

          Douglas C. Sutten, 44, was named Director of Westin Realty in February 1998. He was named Vice President of Finance of Westin in 1989. From 1985, when he joined Westin, until 1989, Mr. Sutten was Westin's Director of Taxation.

          Kevin Hylton, 41, has been Vice President and Corporate Controller of Westin since 1988. From 1984, when he joined Westin, until 1988, Mr. Hylton was Financial Reporting Controller of Westin.

          Ruth E. Valine, 47, was named Legal Administrator of Westin in February 1989. Upon joining Westin in 1979 until February 1989, she held the title of Legal Assistant.

          The following persons are directors and/or officers of both Hotel General Partners, as indicated:


            Frederick Kleisner        President, Director
            Richard Mahoney           Vice President, Treasurer and Director
            Douglas C. Sutten         Director and Vice President
            Marc Pujalet              Director
            Hud Hinton                Vice President
            Kevin Hylton              Vice President and Assistant Treasurer
            Calder Mackay             Vice President and Secretary
            Ruth E. Valine            Assistant Secretary

ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------
          As of December 31, 1997, no person owned of record, or to the Partnership's knowledge owned beneficially, more than 5% of the total number of Units.

          The officers and directors of the General Partners, as a group, beneficially own no Units. Two affiliates of Westin Realty own a total of 279 limited partnership Units, representing less than a 1% ownership interest.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

          All of the directors and principal officers of Westin Realty, except Ms. Valine, were directors and/or principal officers of Westin prior to the merger of Westin and Starwood on January 2, 1998. See Note (7) of the Notes to Consolidated Financial Statements included under Item 8 - "Financial Statements and Supplementary Data." The Partnership has engaged various subsidiaries of Westin to provide services to the Hotels. See Note (8) of the Notes to Consolidated Financial Statements included under Item 8 - "Financial Statements and Supplementary Data."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
------------------------------------------------------------------------

(a) 1.   FINANCIAL STATEMENTS.

    The following documents are filed as part of this report:

            Report of Independent Public Accountant...................        14
            Consolidated Balance Sheets...............................   15 - 16
            Consolidated Statements of Operations.....................        17
            Consolidated Statements of Partners' Equity (Deficit).....        18
            Consolidated Statements of Cash Flows.....................        19
            Notes to Consolidated Financial Statements................   20 - 25

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

       4.5 First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership. (3)

    10. Material contracts.

       10.1   Restructuring Agreement dated as of June 2, 1994. (3)

       10.2   Second Restructuring Agreement dated as of May 27, 1997. (4)

       10.3 Amended and Restated Management Agreements between The Westin St. Francis Limited Partnership and Westin Hotel Company, and between The Westin Chicago Limited Partnership and Westin Hotel Company, for property management services. (2)

       10.4 First Amendments to Amended and Restated Management Agreements of The Westin St. Francis Limited Partnership and of The Westin Chicago Limited Partnership. (3)

       10.5 Assignment and Assumption of Agreements between Westin Hotel Company and St. Francis Hotel Corporation.

       10.6 Assignment and Assumption of Agreements between Westin Hotel Company and North Michigan Avenue Corporation

       10.7 Contribution Agreement between St. Francis Hotel Corporation and The Westin St. Francis Limited Partnership, and between 909 North Michigan Avenue Corporation and The Westin Chicago Limited Partnership, for contribution of Hotel assets and the transfer of limited partnership interests. (2)

       10.8 Promissory Note of St. Francis Hotel Corporation dated August 21, 1986 to TeacherRetirement System of Texas. (1)

10.9 First Amendment to Promissory Note of St. Francis Hotel Corporation dated as of June 2,1994. (3)

10.10 Second Amendment to Promissory Note of St. Francis Hotel Corporation dated as of May 27, 1997. (5)

10.11 Deed of Trust, Financing Statement, Security Agreement and Fixture filing dated August 21, 1986 respecting The Westin St. Francis. (1)

10.12 First Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated as of June 2, 1994. (3)

10.13 Second Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing (With Assignment of Rents and Leases) dated as of May 27, 1997. (5)

10.14 Promissory Note of 909 North Michigan Avenue Corporation dated August 21, 1986 to Teacher Retirement System of Texas. (1)

10.15 First Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of June 2, 1994. (3)

10.16 Second Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of May 27, 1997. (5)

10.17 Mortgage and Security Agreement dated August 21, 1986 for The Westin Hotel, Chicago. (1)

10.18 First Amendment to Mortgage and Security Agreement dated as of June 2, 1994. (3)

10.19 Second Amendment to Mortgage and Security Agreement dated as of May 27, 1997. (5)

10.20     St. Francis FF&E Escrow Agreement dated as of June 2, 1994. (3)

10.21     Chicago FF&E Escrow Agreement dated as of June 2, 1994. (3)

10.22 Promissory Note dated June 2, 1994 in favor of Westin Realty Corp. by Westin Hotels Limited Partnership. (3)

10.23 Loan Agreement dated as of June 2, 1994 between Westin Hotels Limited Partnership and Westin Realty Corp. (3)

27.  Financial Data Schedule.
____________________
   (1) Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.3, 10.4, 10.5 and 10.6, respectively, to the Partnership's 1986 Annual Report on Form 10-K.

   (2) Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Partnership's Registration Statement on Form S-11 (No. 33-3918).

   (3) Incorporated by reference to Exhibits 4.3, 4.5, 10.1, 10.3, 10.6, 10.8, 10.10, 10.12, 10.13, 10.14, 10.15 and 10.16, respectively, to the
       Partnership's Form 10-Q for the period ending June 30, 1994.

   (4) Incorporated by reference to Exhibit 10. to the Partnership's Form 8-K dated May 27, 1997.

   (5) Incorporated by reference to Exhibits 10.8, 10.11, 10.14 and 10.17, respectively, to the Partnership's Form 10-Q for the period ending June 30, 1997.

   (b) REPORTS ON FORM 8-K.

       None.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1998.

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


                                   By: WESTIN REALTY CORP.,
                                       Its sole General Partner



                                       By:       /s/ Richard Mahoney
                                            ----------------------------------
                                              Richard Mahoney, Director,
                                              Vice President, Chief Financial
                                              Officer and Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signatures                       Title                    Date
         ----------                       -----                    ----


   /s/ Frederick Kleisner
----------------------------   Chairman, Chief Executive      March 25, 1998
   Frederick Kleisner          Officer and President



   /s/ Richard Mahoney
----------------------------   Director, Vice President,      March 25, 1998
   Richard Mahoney             Chief Financial Officer and
                               Treasurer (Chief Accounting
                               Officer)


   /s/ Douglas C. Sutten
----------------------------   Director and Vice President    March 25, 1998
   Douglas C. Sutten




   /s/ Marc Pujalet
----------------------------   Director                       March 25, 1998
   Marc Pujalet

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1998.

                                  THE WESTIN ST. FRANCIS LIMITED PARTNERSHIP
                                  (a Delaware limited partnership)

                                  By: ST. FRANCIS HOTEL CORPORATION,
                                      Its sole General Partner



                                       By:        /s/ Richard Mahoney
                                            ------------------------------------
                                                  Richard Mahoney, Director,
                                                  Vice President and Treasurer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


        Signatures                    Title                       Date
        ----------                    -----                       ----
/s/ Frederick Kleisner
---------------------------   President and Director          March 25, 1998
   Frederick Kleisner



   /s/ Richard Mahoney
---------------------------   Director, Vice President        March 25, 1998
   Richard Mahoney            and Treasurer




   /s/ Douglas C. Sutten
---------------------------   Director and Vice President     March 25, 1998
   Douglas C. Sutten



   /s/ Marc Pujalet
---------------------------   Director                        March 25, 1998
   Marc Pujalet

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1998.

                                     THE WESTIN CHICAGO LIMITED PARTNERSHIP
                                     (a Delaware limited partnership)

                                     By: 909 NORTH MICHIGAN AVENUE CORPORATION,
                                         Its sole General Partner



                                         By:    /s/ Richard Mahoney
                                             -----------------------------------
                                                Richard Mahoney, Director,
                                                Vice President and Treasurer




          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


            Signatures                        Title                       Date
            ----------                        -----                       ----
       /s/ Frederick Kleisner
----------------------------------   President and Director          March 25, 1998
       Frederick Kleisner



          /s/ Richard Mahoney
----------------------------------   Director, Vice President        March 25, 1998
          Richard Mahoney            and Treasurer



          /s/ Douglas C. Sutten
----------------------------------   Director and Vice President     March 25, 1998
          Douglas C. Sutten



          /s/ Marc Pujalet
----------------------------------   Director                        March 25, 1997
          Marc Pujalet

                                 EXHIBIT INDEX


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

   4.5 First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership. (3)

10.  Material contracts.

  10.1    Restructuring Agreement dated as of June 2, 1994. (3)

  10.2    Second Restructuring Agreement dated as of May 27, 1997. (4)

  10.3 Amended and Restated Management Agreements between The Westin St. Francis Limited Partnership and Westin Hotel Company, and between The Westin Chicago Limited Partnership and Westin Hotel Company, for property management services. (2)

  10.4 First Amendments to Amended and Restated Management Agreements of The Westin St. Francis Limited Partnership and of The Westin Chicago Limited Partnership. (3)

  10.5 Assignment and Assumption of Agreements between Westin Hotel Company and St. Francis Hotel Corporation .

  10.6 Assignment and Assumption of Agreements between Westin Hotel Company and North Michigan Avenue Corporation

  10.7 Contribution Agreement between St. Francis Hotel Corporation and The Westin St. Francis Limited Partnership, and between 909 North Michigan Avenue Corporation and The Westin Chicago Limited Partnership, for contribution of Hotel assets and the transfer of limited partnership interests. (2)

  10.8 Promissory Note of St. Francis Hotel Corporation dated August 21, 1986 to TeacherRetirement System of Texas. (1)

10.9 First Amendment to Promissory Note of St. Francis Hotel Corporation dated as of June 2,1994. (3)

10.10 Second Amendment to Promissory Note of St. Francis Hotel Corporation dated as of May 27, 1997. (5)

10.11 Deed of Trust, Financing Statement, Security Agreement and Fixture filing dated August 21, 1986 respecting The Westin St. Francis. (1)

10.12 First Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated as of June 2, 1994. (3)

10.13 Second Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing (With Assignment of Rents and Leases) dated as of May 27, 1997. (5)

10.14 Promissory Note of 909 North Michigan Avenue Corporation dated August 21, 1986 to Teacher Retirement System of Texas. (1)

10.15 First Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of June 2, 1994. (3)

10.16 Second Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of May 27, 1997. (5)

10.17 Mortgage and Security Agreement dated August 21, 1986 for The Westin Hotel, Chicago. (1)

10.18 First Amendment to Mortgage and Security Agreement dated as of June 2, 1994. (3)

10.19 Second Amendment to Mortgage and Security Agreement dated as of May 27, 1997. (5)

10.20     St. Francis FF&E Escrow Agreement dated as of June 2, 1994. (3)

10.21     Chicago FF&E Escrow Agreement dated as of June 2, 1994. (3)

10.22 Promissory Note dated June 2, 1994 in favor of Westin Realty Corp. by Westin Hotels Limited Partnership. (3)

10.23 Loan Agreement dated as of June 2, 1994 between Westin Hotels Limited Partnership and Westin Realty Corp. (3)

27. Financial Data Schedule.
____________________
(1) Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.3, 10.4, 10.5 and 10.6, respectively, to the Partnership's 1986 Annual Report on Form 10-K.

(2) Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Partnership's Registration Statement on Form S-11 (No. 33-3918).

(3) Incorporated by reference to Exhibits 4.3, 4.5, 10.1, 10.3, 10.6, 10.8, 10.10, 10.12, 10.13, 10.14, 10.15 and 10.16, respectively, to the
    Partnership's Form 10-Q for the period ending June 30, 1994.

(4) Incorporated by reference to Exhibit 10. to the Partnership's Form 8-K dated May 27, 1997.

(5) Incorporated by reference to Exhibits 10.8, 10.11, 10.14 and 10.17 respectively to the Partnership's Form 10Q for the period ending June 30, 1997.