Form 10-Q
period 1998-03-31
WESTIN HOTELS LTD PARTNERSHIP
filed 1998-05-12
CIK 790549

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark one)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

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


                              REPORT ON FORM 10-Q


                     For the Quarter Ended March 31, 1998


                                     INDEX


Part I.   FINANCIAL INFORMATION                                        Page No.
-------------------------------                                        --------
     Item 1.   Consolidated Financial Statements:

               Consolidated Balance Sheets                                    3

               Consolidated Statements of Operations                          4

               Consolidated Statement of Partners' Equity (Deficit)           5

               Consolidated Statements of Cash Flows                          6

               Notes to Consolidated Financial Statements                     7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       8 - 10


Part II.  OTHER INFORMATION
---------------------------

     Item 5.   Other Information                                             11

     Item 6.   Exhibits and Reports on Form 8-K                         11 - 12

SIGNATURES                                                                   12
----------


                        PART I.  FINANCIAL INFORMATION

                       WESTIN HOTELS LIMITED PARTNERSHIP
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                    ASSETS

                                                                        March 31, 1998      December 31, 1997
                                                                        --------------      -----------------
                                                                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents, including restricted cash
    of $1,188 in 1998 and $561 in 1997                                       $ 11,315             $ 15,750
  Guest and trade accounts receivable, less allowance for
    doubtful accounts of $243 in 1998 and $278 in 1997                         11,497                8,408
  Other receivables                                                               202                  745
  Inventories                                                                     623                  641
  Prepaid expenses and other current assets                                     1,558                1,640
                                                                             --------             --------
TOTAL CURRENT ASSETS                                                           25,195               27,184

PROPERTY AND EQUIPMENT, at cost, net of accumulated
  depreciation of $108,839 in 1998 and $106,092 in 1997                       238,647              233,954

RESTRICTED CASH                                                                 3,778                7,960

OTHER ASSETS                                                                      821                  687
                                                                             --------             --------
TOTAL ASSETS                                                                 $268,441             $269,785
                                                                             ========             ========

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable:
    Trade and other                                                          $  1,856             $  2,147
    Westin and affiliates                                                         774                1,998
                                                                             --------             --------
       Total accounts payable                                                   2,630                4,145
  Accrued expenses                                                              9,161                9,587
  Current maturities of long-term obligations                                     573                  564
  Other current liabilities                                                     1,805                1,296
                                                                             --------             --------
TOTAL CURRENT LIABILITIES                                                      14,169               15,592

LONG-TERM OBLIGATIONS                                                         129,051              129,180

LONG-TERM OBLIGATION TO GENERAL PARTNER                                        34,579               33,809

DEFERRED INCENTIVE MANAGEMENT FEES PAYABLE TO WESTIN                           23,806               22,281
                                                                             --------             --------
TOTAL LIABILITIES                                                             201,605              200,862

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                                              3,761                3,733

PARTNERS' EQUITY (DEFICIT):
  General Partner                                                              (2,418)              (2,307)
  Limited Partners (135,600 Units issued and outstanding)                      65,493               67,497
                                                                             --------             --------
TOTAL PARTNERS' EQUITY                                                         63,075               65,190
                                                                             --------             --------
TOTAL LIABILITIES AND PARTNERS' EQUITY                                       $268,441             $269,785
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

                       WESTIN HOTELS LIMITED PARTNERSHIP
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands Except per Unit Data)
                                  (Unaudited)

                                                                              Three Months Ended March 31,
                                                                           ---------------------------------
                                                                              1998                     1997
                                                                           --------                  -------
OPERATING REVENUES:
  Rooms                                                                     $20,153                  $16,585
  Food and beverage                                                           8,587                    7,456
  Other operating departments                                                 2,920                    2,353
                                                                            -------                  -------
TOTAL OPERATING REVENUES                                                     31,660                   26,394
                                                                            -------                  -------

OPERATING EXPENSES:
  Rooms                                                                       5,846                    4,990
  Food and beverage                                                           6,525                    5,885
  Other operating departments                                                   826                      786
  Administrative and general                                                  2,782                    2,570
  Management fees                                                             2,238                    1,804
  Advertising and business promotion                                          2,365                    1,993
  Property maintenance and energy                                             2,018                    2,061
  Local taxes and insurance                                                   1,868                    1,992
  Rent                                                                          200                      205
  Depreciation and amortization                                               2,747                    2,245
                                                                            -------                  -------
TOTAL OPERATING EXPENSES                                                     27,415                   24,531
                                                                            -------                  -------
OPERATING PROFIT                                                              4,245                    1,863
                                                                            -------                  -------

OTHER INCOME (EXPENSE):
  Interest income                                                               262                      223
  Interest expense                                                           (2,593)                  (2,733)
  Interest expense on long-term obligation to General Partner                  (771)                    (704)
  Other, net                                                                     (9)                     (10)
                                                                            -------                  -------
NET OTHER EXPENSE                                                            (3,111)                  (3,224)
                                                                            -------                  -------
INCOME (LOSS) BEFORE MINORITY INTERESTS                                       1,134                   (1,361)

MINORITY INTERESTS                                                              (28)                      (2)
                                                                            -------                  -------
NET INCOME (LOSS)                                                           $ 1,106                  $(1,363)
                                                                            =======                  =======
NET INCOME (LOSS) PER UNIT (135,600 Units issued and outstanding)           $  8.16                  $(10.05)
                                                                            =======                  =======

 The accompanying notes are an integral part of these consolidated financial statements.

                       WESTIN HOTELS LIMITED PARTNERSHIP
                               AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                            (Dollars in Thousands)
                                  (Unaudited)

                                               General     Limited
                                               Partner     Partners
                                               -------     --------
BALANCE AT DECEMBER 31, 1997                   $(2,307)    $ 67,497

Cash Distribution                                    -       (3,221)

Net Income (Loss)                                 (111)       1,217
                                               -------      -------
BALANCE AT MARCH 31, 1998                      $(2,418)     $65,493
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

                       WESTIN HOTELS LIMITED PARTNERSHIP
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                       1998                 1997
                                                                      -------              -------
OPERATING ACTIVITIES:
  Funds provided by operations                                        $ 6,096              $ 3,185
  Net change in receivables, inventories,
     prepaid expenses and other current assets,
     net of accounts payable, accrued expenses
     and other current liabilities                                     (3,880)              (2,497)
                                                                      -------              -------
     Net cash provided by operating activities                          2,216                  688
                                                                      -------              -------

INVESTING ACTIVITIES:
  Acquisition of property and equipment, net of sales                  (7,440)              (1,975)
  Increase in restricted cash                                          (1,736)              (6,129)
  Decrease in restricted cash to fund acquisition of
     property and equipment                                             6,010                2,514
  (Increase) decrease in other assets                                    (144)                   1
                                                                      -------              -------
     Net cash used in investing activities                             (3,310)              (5,679)
                                                                      -------              -------

FINANCING ACTIVITIES:
  Cash distribution                                                    (3,221)                   -
  Repayment of long-term obligations                                     (120)                 (39)
                                                                      -------              -------
     Net cash used in financing activities                             (3,341)                 (39)
                                                                      -------              -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                              (4,435)              (5,030)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         15,750               14,752
                                                                      -------              -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $11,315              $ 9,722
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

                       WESTIN HOTELS LIMITED PARTNERSHIP
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Westin Hotels Limited Partnership, a Delaware limited partnership (the "Partnership"), and its subsidiary limited partnerships, The Westin St. Francis Limited Partnership and The Westin Chicago Limited Partnership (the "Hotel Partnerships"). The Westin St. Francis Limited Partnership owns and operates The Westin St. Francis in downtown San Francisco, California, and The Westin Chicago Limited Partnership owns and operates The Westin Michigan Avenue, Chicago in downtown Chicago, Illinois (individually a "Hotel", collectively the "Hotels"). All significant intercompany transactions and accounts have been eliminated.

     The consolidated financial statements and related information for the periods ended March 31, 1998 and March 31, 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the results of these interim periods have been included. All such interim adjustments are of a normal recurring nature. The results of operations for the periods ended March 31, 1998 and March 31, 1997 should not be regarded as indicative of the results that may be expected for the full year.

(2)  FURTHER INFORMATION

     Reference is made to "Notes to Consolidated Financial Statements" contained in the Partnership's Annual Report on Form 10-K filed for 1997 for information regarding significant accounting policies, Partnership organization, restricted cash, accrued expenses, long-term obligations, operating leases, contingencies and subsequent events, and related party transactions.

                       WESTIN HOTELS LIMITED PARTNERSHIP
                               AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The primary market focus of The Westin St. Francis and The Westin Michigan Avenue, Chicago (individually a "Hotel", collectively the "Hotels") is on business travelers, tourists, conventions and other groups. Both The Westin St. Francis and The Westin Michigan Avenue, Chicago experience seasonal trends, with the lowest occupancy levels occurring during the first quarter followed by higher occupancies during the last three quarters of the year.

     Westin Realty Corp. is the sole general partner of Westin Hotels Limited Partnership (the "Partnership"). St. Francis Hotel Corporation and 909 North Michigan Avenue Corporation are the respective general partners of the subsidiary limited partnerships, The Westin St. Francis Limited Partnership and The Westin Chicago Limited Partnership (the "Hotel Partnerships"), that directly own and operate the Hotels. As of January 2, 1998, each general partner (individually a "General Partner," collectively the "General Partners") is a subsidiary of Starwood Hotels & Resorts Worldwide, Inc.

RESULTS OF OPERATIONS

                                                 Three Months Ended
           Consolidated                                March 31,
                                                 -------------------
                                                   1998        1997
                                                 -------      ------
     REVPAR (Revenue per available room)         $116.08      $95.53
     Profit Margin as a Percentage
     of Revenues:
         Rooms                                      71.0%       69.9%
         Food and Beverage                          24.0%       21.1%
     EBITDA (In thousands)                       $ 7,245      $4,321

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

Three Months Ended 1998 Compared With 1997
------------------------------------------

     Operating profits for the first quarter of 1998 increased $2.4 million over the first quarter of 1997 to $4.2 million. These results were due primarily to strong increases in REVPAR and food and beverage profits. EBITDA for the first quarter of 1998 increased 67.7% to $7.2 million from $4.3 million in 1997.

     Consolidated rooms revenues for the first three months of 1998 increased $3.6 million or 21.5% when compared to the same 1997 period. Consolidated REVPAR for the three months ended March 31, 1998 increased 21.5% to $116.08 over the same period in 1997 due to a 6.3 percentage point increase in occupancy to 71.2% and a 10.8% increase in average room rate to $163.03. The Westin St. Francis contributed $3.1 million to the increase in rooms revenue over the first quarter of 1997 and its REVPAR of $143.32 was 25.7% greater due to increases in average room rates and increases in room nights in both the group and transient business segments, plus the addition of airline crew rooms in 1998. The Westin Michigan Avenue, Chicago contributed $0.5 million to the increase in rooms revenue and its REVPAR of $72.32 was 9.7% greater due primarily to increases in room rates. Comparing the first quarter of 1998 to that of 1997, total occupancies at The Westin Michigan Avenue, Chicago were up overall due to the increase in airline crew rooms which offset the declines in occupancies in both the group and transient segments. At The Westin St. Francis, the average room rate for the first quarter of 1998 increased 10.6% over the first quarter of 1997 to $177.63 and the occupancy rate increased from 70.9% to 80.7%. At the Westin Michigan Avenue, Chicago, the average room rate increased 8.4% to $129.21 and the occupancy rate increased slightly from 55.3% to 56.0%.

     Consolidated rooms profits for the first quarter of 1998 increased 23.4%, or $2.7 million to $14.3 million, over the first quarter of 1997. The Westin St. Francis' rooms profit of $10.9 million was $2.4 million greater than first quarter 1997 due to increased REVPAR and effective cost controls. This represents a 1.8 percentage point increase in The Westin St. Francis' rooms profit margin over that of the same 1997 quarter. The Westin Michigan Avenue, Chicago's rooms profit of $3.4 million was $0.3 million greater than first quarter 1997 due to improved yield management. This represents a 1.0 percentage point decrease in The Westin Michigan Avenue, Chicago's rooms profit margin over that of the same 1997 quarter.

     Consolidated food and beverage revenues of $8.6 million in the first three months of 1998 represent a $1.1 million, or 15.2%, increase over those in the first three months of 1997. The $0.9 million increase in food and beverage revenues at The Westin St. Francis was a direct result of the increased banquet business associated with the increase in group business. The Westin Michigan Avenue, Chicago reported a $0.2 million increase, or 10.6% over the first three months of 1997.

     Consolidated food and beverage profit of $2.1 million for the first quarter of 1998 is a 31.3% increase over the same 1997 period. Both Hotels credit decreased food and beverage and labor costs plus increased banquet business, particularly at The Westin St. Francis, for this improvement.

     The Hotels' other operating departments reported consolidated operating profit of $2.1 million for the period ended March 31, 1998, which was $0.5 million greater than that reported for the same 1997 period. Both Hotels reported increased telephone and garage revenues and higher rental income from subtenant leases.

     The most significant rise in operating expenses other than rooms, food and beverage and other operating departments for the first quarter of 1998 was depreciation and amortization, which increased $0.5 million over the first quarter of 1997, due to the addition of property and equipment. Management fees increased $0.4 million over the prior year's first quarter due to improved Partnership Net Operating Cash Flow, as defined. Advertising and business promotion expense was $0.4 million higher than the first quarter of 1997 due to increased advertising and marketing fees. There were slight decreases in both property maintenance and energy and local taxes and insurance. Interest expense decreased $0.1 million over the first quarter of 1997 due to the mortgage note restructuring which resulted in a decrease in the effective interest rate from 8.55% per annum to 8.06% per annum from the date of the agreement through maturity.

Liquidity and Capital Resources
-------------------------------

     As of March 31, 1998, the Partnership had cash and cash equivalents of $11.3 million, a $4.4 million decrease from December 31, 1997. Total net cash provided by operating activities for the first quarter of 1998 equaled $2.2 million.

     Pursuant to the Restructuring Agreement, the Partnership is required to make quarterly deposits to the FF&E Reserve Accounts of 5.0% of gross revenue through maturity of the Mortgage Loan in 2006 to fund capital improvements. The Partnership deposited $2.5 million in the FF&E Accounts on April 3, 1998 and $1.0 million on April 27, 1998, which exceeded the minimum deposit requirement. During the three months ended March 31, 1998, The Westin St. Francis and The Westin Michigan Avenue, Chicago expended $0.9 million and $5.1 million, respectively, from their FF&E Reserve Accounts. The combined balances of the Hotels' FF&E Reserve Accounts are included in Restricted Cash on the Consolidated Balance Sheets.

     The Restructuring Agreement terms require that both Hotels make deposits into Tax Escrow Accounts for payment of real and personal property taxes. The combined balances of these Tax Escrow Accounts are included in cash and cash equivalents under current assets on the consolidated balance sheets.

     Capital expenditures in 1998 will total approximately $15.1 million. The Westin St. Francis will spend approximately $7.0 million on capital improvements in 1998. Approximately $1.1 million is to be spent on guest room renovations, particularly the main building bathrooms; $3.0 million on food and beverage facilities, particularly the conversion of Club Oz to a banquet room; $2.0 million on other areas, such as a health club, lobby carpet and stone work, and the arcade men's room, and $0.9 million on the facade project. The facade restoration is now scheduled to be completed in 1999. The Westin Michigan Avenue, Chicago expects to spend $8.1 million for capital improvements during 1998. In 1998 the Hotel is scheduled to complete the extensive renovations to the tower rooms, started in mid-December 1997, which is intended to completely update and raise the caliber of the rooms. During 1998, the Hotel will commence the conversion of 18 parlor suites into rentable guest rooms, which will increase the guest room inventory, and replace all carpet, vinyl, paint and light fixtures in all hallways, for a total cost of $7.1 million. In addition, $0.3 million will be spent on partial roof replacement, $0.4 million on other areas, such as updating EDP and engineering systems, and $0.3 million for minibars and other food and beverage equipment. All capital projects have been approved by the Lender.

     The Mortgage Loans, as restructured, provided for the suspension of principal payments through December 1, 1998. Under the terms of the Mortgage Loan, the Partnership is scheduled to make interest payments of $10.8 million in 1998.

     The General Partner is exploring alternative financing for the long-term obligation to the General Partner through a second mortgage to obtain a reduced interest rate.

     At this time, the General Partner anticipates that the cash flow from operations and the corresponding contributions to the FF&E Reserve Accounts will provide adequate funding for 1998 capital expenditures and interest payments on the Mortgage Loans. In addition, barring any unforeseen adverse occurrence, the General Partner anticipates that the Partnership will be in a position to continue distributions to the limited partners at an annual level of $95.00 per Unit in 1998 and thereafter. Future distributions will be based on available Net Cash Flow and are dependent upon the Net Cash Flow generated by the Hotels and the adequacy of cash reserves. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership agreement and will be distributed to the limited partners within 75 days of the end of the quarter. A cash distribution of $23.75 per Unit was paid to the limited partners on March 13, 1998. The Board of Directors of the General Partner has authorized a cash distribution of $23.75 per Unit to be paid to the limited partners on June 12, 1998.

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

                                    ******

                          PART II. OTHER INFORMATION
                          --------------------------

ITEM 5.   OTHER INFORMATION

     Since our letter to the limited partners dated February 23, 1998, we are aware of additional offers to purchase Units of Westin Hotels Limited Partnership that have been mailed to the limited partners. One offer, dated April 8, 1998, was from Madison Partnership Liquidity Investors 55, LLC for $725 per Unit and another, dated April 15, 1998, was from Kalmia Investors, LLC for $750 cash per Unit, less the March 13, 1998, cash distribution of $23.75 per Unit.

     Relying on the protections of the 5% safe harbor pursuant to Section 7704 of the Internal Revenue Code, on May 1, 1998, when sales of Partnership Units reached 6,845, the General Partner suspended Unit sales for the remainder of 1998. The General Partner is, however, continuing to accept paperwork for Unit sales for processing in 1999. To date we have received requests for the transfer of 421 Units via sales in 1999. All of these Unit sales requests were in conjunction with the current offers mentioned above.

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

 10. Material contracts.
     10.1   Restructuring Agreement dated as of June 2, 1994. (3)
     10.2   Second Restructuring Agreement dated as of May 27, 1997. (4)
     10.3 Amended and Restated Management Agreements between The Westin St. Francis Limited Partnership and Westin Hotel Company, and between The Westin Chicago Limited Partnership and Westin Hotel Company, for property management services. (2)
     10.4 First Amendments to Amended and Restated Management Agreements of The Westin St. Francis Limited Partnership and of The Westin Chicago Limited Partnership. (3)
     10.5 Assignment and Assumption of Agreements between Westin Hotel Company and St. Francis Hotel Corporation. (6)
     10.6 Assignment and Assumption of Agreements between Westin Hotel Company and North Michigan Avenue Corporation. (6)
     10.7 Contribution Agreement between St. Francis Hotel Corporation and The Westin St. Francis Limited Partnership, and between 909 North Michigan Avenue Corporation and The Westin Chicago Limited Partnership, for contribution of Hotel assets and the transfer of limited partnership interests. (2)
     10.8 Promissory Note of St. Francis Hotel Corporation dated August 21, 1986 to Teacher Retirement System of Texas. (1)
     10.9 First Amendment to Promissory Note of St. Francis Hotel Corporation dated as of June 2,1994. (3)
     10.10 Second Amendment to Promissory Note of St. Francis Hotel Corporation dated as of May 27, 1997. (5)
     10.11 Deed of Trust, Financing Statement, Security Agreement and Fixture filing dated August 21, 1986 respecting The Westin St. Francis. (1)
     10.12 First Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated as of June 2, 1994. (3)
     10.13 Second Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing (With Assignment of Rents and Leases) dated as of May 27, 1997. (5)
     10.14 Promissory Note of 909 North Michigan Avenue Corporation dated August 21, 1986 to Teacher Retirement System of Texas. (1)
     10.15 First Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of June 2, 1994. (3)

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

 27. Financial Data Schedule.

---------------------
(1) Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.3, 10.4, 10.5 and 10.6, respectively, to the Partnership's 1986 Annual Report on Form 10-K.
(2) Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Partnership's Registration Statement on Form S-11 (No. 33-3918).
(3) Incorporated by reference to Exhibits 4.3, 4.5, 10.1, 10.3, 10.6, 10.8, 10.10, 10.12, 10.13, 10.14, 10.15 and 10.16, respectively, to the
    Partnership's Form 10-Q for the period ending June 30, 1994.
(4) Incorporated by reference to Exhibit 10. to the Partnership's Form 8-K dated May 27, 1997.
(5) Incorporated by reference to Exhibits 10.8, 10.11, 10.14, 10.17, respectively, to the Partnership's Form 10-Q for the period ending June 30, 1997.
(6) Incorporated by reference to Exhibits 10.5 and 10.6, respectively, to the Partnership's 1997 Annual Report on Form 10-K.

(B)  REPORTS ON FORM 8-K

     On January 16, 1998, the Partnership filed a report on Form 8-K dated January 2, 1998, announcing that Starwood Hotels and Resorts Trust completed the acquisition of Westin Hotels and Resorts Worldwide, Inc.

     On February 26, 1998, the Partnership filed a report on Form 8-K dated February 23, 1998, announcing a special mailing to the limited partners in response to another offer from Kalmia Investors LLC to purchase their Units for $700.

                                    ******

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington, on the 7th day of May, 1998.

                                  WESTIN HOTELS LIMITED PARTNERSHIP
                                  (a Delaware limited partnership)

                                  By:  WESTIN REALTY CORP.,
                                       Its sole General Partner

                                       By:       /s/ Richard Mahoney
                                           --------------------------------
                                           Richard Mahoney, Director,
                                           Vice President, Chief Financial
                                           Officer and Treasurer

                                 EXHIBIT INDEX

No.
---
27     Financial Data Schedule