Form 10-Q
period 1998-06-30
WESTIN HOTELS LTD PARTNERSHIP
filed 1998-07-31
CIK 790549

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark one)
    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1998
                                          -------------

                                      OR

---------  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    -----------

Commission file number 0-15097.
                       -------

                       WESTIN HOTELS LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charters)

            Delaware                                     91-1328985
---------------------------------          -------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

2231 E. Camelback Rd., Ste. 400, Phoenix, AZ                85016-3435
--------------------------------------------       -----------------------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (602)852-3900
                                                   -----------------------------

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

                              REPORT ON FORM 10-Q

                      For the Quarter Ended June 30, 1998

                                     INDEX

Part l.  FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------
     Item 1.  Consolidated Financial Statements:

              Consolidated Balance Sheets                                 3

              Consolidated Statements of Operations                       4

              Consolidated Statement of Partners' Equity                  5

              Consolidated Statements of Cash Flows                       6

              Notes to Consolidated Financial Statements                  7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         8-11

Part II.  OTHER INFORMATION
---------------------------

     Item 5.  Other Information                                          11

     Item 6.  Exhibits and Reports on Form 8-K                           11-12

SIGNATURES                                                               12
----------

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------
                       WESTIN HOTELS LIMITED PARTNERSHIP
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                 June 30, 1998    December 31, 1997
                                                                 -------------    -----------------
                                                                  (Unaudited)

                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents, including restricted cash               $ 17,929          $ 15,750
    of $1,449 in 1998 and $561 in 1997
  Guest and trade accounts receivable, less allowance for
    doubtful accounts of $277 in 1998 and $278 in 1997                 11,403             8,408
  Other receivables                                                       337               745
  Inventories                                                             683               641
  Prepaid expenses and other current assets                             1,542             1,640
                                                                     --------          --------
TOTAL CURRENT ASSETS                                                   31,894            27,184

PROPERTY AND EQUIPMENT, at cost, net of accumulated
  depreciation of $111,596  in 1998 and $106,092 in 1997              239,886           233,954

RESTRICTED CASH                                                           958             7,960

OTHER ASSETS                                                              796               687
                                                                     --------          --------

TOTAL ASSETS                                                         $273,534          $269,785
                                                                     ========          ========


                       LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable:
    Trade and other                                                  $  1,294           $  2,147
    Westin and affiliates                                               2,352              1,998
                                                                     --------           --------
       Total accounts payable                                           3,646              4,145
  Accrued expenses                                                     10,452              9,587
  Current maturities of long-term obligations                             564                564
  Other current liabilities                                             1,805              1,296
                                                                     --------           --------
TOTAL CURRENT LIABILITIES                                              16,467             15,592

LONG-TERM OBLIGATIONS                                                 128,735            129,180

LONG-TERM OBLIGATION TO GENERAL PARTNER                                35,399             33,809

DEFERRED INCENTIVE MANAGEMENT FEES PAYABLE
  TO WESTIN                                                            23,837             22,281
                                                                     --------           --------

TOTAL LIABILITIES                                                     204,438            200,862

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                                      3,833              3,733

PARTNERS' EQUITY (DEFICIT):
  General Partner                                                      (2,485)            (2,307)
  Limited Partners (135,600 Units issued and outstanding)              67,748             67,497
                                                                     --------           --------
TOTAL PARTNERS' EQUITY                                                 65,263             65,190
                                                                     --------           --------

TOTAL LIABILITIES AND PARTNERS' EQUITY                               $273,534           $269,785
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

                       WESTIN HOTELS LIMITED PARTNERSHIP
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands Except per Unit Data)
                                  (Unaudited)

                                               Three Months Ended      Six Months Ended
                                                    June 30,              June 30,
                                               ------------------     ------------------
                                                 1998      1997         1998      1997
                                               --------  --------     --------  --------
OPERATING REVENUES:
  Rooms                                         $24,823   $21,528      $44,976   $38,113
  Food and beverage                               9,120     7,839       17,707    15,295
  Other operating departments                     3,101     2,817        6,021     5,170
                                                -------   -------      -------   -------

TOTAL OPERATING REVENUES                         37,044    32,184       68,704    58,578
                                                -------   -------      -------   -------

OPERATING EXPENSES:
  Rooms                                           6,340     5,563       12,186    10,553
  Food and beverage                               6,573     5,916       13,098    11,801
  Other operating departments                       842       790        1,668     1,576
  Administrative and general                      2,209     2,101        4,991     4,671
  Management fees                                 2,424     2,332        4,662     4,136
  Advertising and business promotion              2,667     1,978        5,032     3,971
  Property maintenance and energy                 2,158     2,025        4,176     4,086
  Local taxes and insurance                       2,252     2,512        4,120     4,504
  Rent                                              199       200          400       405
  Depreciation and amortization                   2,735     2,189        5,482     4,434
                                                -------   -------      -------   -------

TOTAL OPERATING EXPENSES                         28,399    25,606       55,815    50,137
                                                -------   -------      -------   -------

OPERATING PROFIT                                  8,645     6,578       12,889     8,441
                                                -------   -------      -------   -------

OTHER INCOME (EXPENSE):
  Interest income                                   244       293          506       516
  Interest expense                               (2,592)   (2,680)      (5,185)   (5,413)
  Interest expense on long-term obligation
    to General Partner                             (819)     (746)      (1,590)   (1,450)
  Other, net                                          3        (5)          (6)      (15)
                                                -------   -------      -------   -------

NET OTHER EXPENSE                                (3,164)   (3,138)      (6,275)   (6,362)
                                                -------   -------      -------   -------

INCOME BEFORE MINORITY INTERESTS                  5,481     3,440        6,614     2,079

MINORITY INTERESTS                                  (72)      (52)        (100)      (54)
                                                -------   -------      -------   -------

NET INCOME                                      $ 5,409   $ 3,388      $ 6,514   $ 2,025
                                                =======   =======      =======   =======

NET INCOME PER UNIT
  (135,600 Units issued and outstanding)         $39.89    $24.99       $48.04    $14.93
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

                      WESTIN HOTELS LIMITED PARTNERSHIP
                               AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                            (Dollars in Thousands)
                                  (Unaudited)

                                                     General          Limited
                                                     Partner          Partners
                                                     -------          --------
BALANCE AT DECEMBER 31, 1997                         $(2,307)          $67,497

Cash distributions                                         -            (6,441)

Net income (loss)                                       (178)            6,692
                                                     -------           -------

BALANCE AT JUNE 30, 1998                             $(2,485)          $67,748
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

                       WESTIN HOTELS LIMITED PARTNERSHIP
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                   Six Months Ended June 30,
                                                                  ---------------------------
                                                                    1998               1997
                                                                  --------           --------
OPERATING ACTIVITIES:
  Funds provided by operations                                    $ 14,958            $10,011
  Net change in receivables, inventories,
     prepaid expenses and other current assets,
     net of accounts payable, accrued expenses
     and other current liabilities                                  (1,656)            (2,994)
                                                                  --------            -------

     Net cash provided by operating activities                      13,302              7,017
                                                                  --------            -------

INVESTING ACTIVITIES:
  Acquisition of property and equipment, net of sales              (11,429)            (4,724)
  Increase in restricted cash                                       (5,236)            (7,539)
  Decrease in restricted cash to fund acquisition of
     property and equipment                                         12,385              5,178
  Increase in other assets                                            (139)               (57)
                                                                  --------            -------

     Net cash used in investing activities                          (4,419)            (7,142)
                                                                  --------            -------

FINANCING ACTIVITIES:
  Cash distribution                                                 (6,441)                -
  Loan restructuring costs                                                               (294)
  Repayment of long-term obligations                                  (263)               (78)
                                                                  --------            -------

     Net cash used in financing activities                          (6,704)              (372)
                                                                  --------            -------



NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                   2,179               (497)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                           15,750             14,752
                                                                  --------            -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 17,929            $14,255
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

                       WESTIN HOTELS LIMITED PARTNERSHIP
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Westin Hotels Limited Partnership, a Delaware limited partnership (the "Partnership"), and its subsidiary limited partnerships, The Westin St. Francis Limited Partnership and The Westin Chicago Limited Partnership. The Westin St. Francis Limited Partnership owns and operates The Westin St. Francis in downtown San Francisco, California, and The Westin Chicago Limited Partnership owns and operates The Westin Michigan Avenue, Chicago in downtown Chicago, Illinois. All significant intercompany transactions and accounts have been eliminated.

     The consolidated financial statements and related information for the periods ended June 30, 1998 and June 30, 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the results of these interim periods have been included. All such interim adjustments are of a normal recurring nature. The results of operations for the periods ended June 30, 1998 and June 30, 1997 should not be regarded as indicative of the results that may be expected for the full year.

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

RESULTS OF OPERATIONS

                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                               ----------------------  ----------------------
        Consolidated              1998        1997        1998        1997
-----------------------------  ----------  ----------  ----------  ----------
REVPAR (Revenue
  Per Available Room)           $141.41     $122.64      $128.81      $109.16
Operating Profit as a
  Percentage of Revenues:
    Rooms                         74.5%       74.2%        72.9%        72.3%
    Food and Beverage             27.9%       24.5%        26.0%        22.8%
EBITDA (In Thousands)           $11,627     $ 9,055      $18,871      $13,376

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

Three months ended 1998 compared with 1997
------------------------------------------

     Operating profit of $8.6 million for the second quarter of 1998 represents a 31.4% improvement over the same quarter of the prior year. The Partnership's second quarter EBITDA of $11.6 million improved 28.4% over EBITDA of $9.1 million in the prior year period.

     Consolidated rooms revenues for the second quarter of 1998 were $24.8 million and represent a 15.3% increase over the same 1997 quarter. Consolidated REVPAR reached $141.41, a 15.3% increase over the second quarter of 1997. The Westin St. Francis' REVPAR increase of 13.3% to $146.43 was due primarily to increases in average room rates in all segments and increases in room nights in the individual and base (crew rooms) segments offsetting a decline in room nights in the group segment. The Westin Michigan Avenue, Chicago's REVPAR increase of 19.0% to $133.33 was due to increases in average room rates and occupancies in all segments. At The Westin St. Francis the average room rate for the second quarter of 1998 increased 6.7% over the second quarter of 1997 to $177.97 and the occupancy rate increased from 77.5% to 82.3%. At The Westin Michigan Avenue, Chicago the average room rate increased 12.7% to $162.38 and the occupancy rate increased from 77.8% to 82.1%.

     Consolidated rooms profit increased 15.8% or $2.5 million to $18.5 million over the same 1997 quarter. This improvement was attributable to the REVPAR growth previously noted.

     Consolidated food and beverage revenues of $9.1 million in the second three months of 1998 represent a $1.3 million, or 16.3%, increase when compared to the same 1997 period. The $1.1 million increase in food and beverage revenues at The Westin St. Francis was a direct result of the increased banquet business. The Westin Michigan Avenue, Chicago, reported a $0.2 million increase in food and beverage revenues attributable to increased banquet business associated with an increase in group business.

     Consolidated food and beverage profit for the second quarter of 1998 increased 32.4%, or $0.6 million over 1997, reflecting the success of cost containment strategies at both Hotels, especially at The Westin St. Francis. The Westin St. Francis contributed $0.5 million to this increase in food and beverage profit which represents a 55.6% increase over the same 1997 quarter.

     Operating expenses for the second quarter increased to $28.4 million, a 10.9% increase over 1997. The most significant increases were in advertising and business promotion and depreciation and amortization.

Six months ended 1998 compared with 1997
----------------------------------------

     Consolidated 1998 year-to-date operating profit of $12.9 million was $4.4 million higher than the corresponding 1997 period. Both Hotels, continuing to benefit from their improved products and the continuing favorable industry trends for upscale domestic lodging, reported increases in both occupancies and average room rates. The Partnership generated EBITDA of $18.9 million, a 41.1% increase over the first six months of 1997.

     Consolidated rooms revenues of $45.0 million for the first six months of 1998 were $6.9 million higher than the prior year period. Improved yield management in all segments resulting in increased average rates in all segments were the major contributors to this improvement. The result was a consolidated REVPAR increase of 18.0% to $128.81 for the first six months of 1998 over 1997. REVPAR at The Westin St. Francis rose from $121.63 to $144.89 and REVPAR at The Westin Michigan Avenue, Chicago rose from $89.12 to $102.99.

     For the first half of 1998 consolidated rooms profit increased to $32.8 million from $27.6 million in 1997. The Westin St. Francis contributed $3.8 million to this increase, a 20.4% improvement over year-to-date 1997. The Westin Michigan Avenue, Chicago contributed $1.4 million, a 16.0% improvement. Both Hotels achieved slight increases in their profit margins as a result of the Hotels' focus on improved cost control over room expenses.

     Consolidated 1998 year-to-date food and beverage revenues were $17.7 million versus $15.3 million in 1997, as the Hotels continue to benefit from increased banquet business. Of the $2.4 million increase in food and beverage revenues, $2.0 million came from The Westin St. Francis and $0.4 million from The Westin Michigan Avenue, Chicago. All the food and beverage outlets at both Hotels reported higher year-to-date revenues than 1997, except for the nightclub Oz at The Westin St. Francis, which was closed on March 3rd and is being remodeled into a banquet room.

     The consolidated food and beverage profit increase of $1.1 million to $4.6 milli on for the first six months of 1998 was a 31.9% improvement over that of the corresponding 1997 period. The food and beverage profit increase at The Westin St. Francis of $0.9 million represents a 41.4% improvement and the food and beverage profit increase at The Westin Michigan Avenue, Chicago of $0.2 million represents a 15.0% improvement.

     Other operating departments contributed $6.0 million to 1998 year-to-date operating revenues. Both Hotels, reported increases in revenues from both telecommunications and their garages as well as from sub-rentals, which includes the rental of retail space and in-room movies.

     Consolidated operating expenses year-to-date increased $5.7 million over the same 1997 period. The greatest increases other than rooms and food and beverage were due to increased advertising and business promotion and greater depreciation and amortization due to capital additions. Management fees increased $0.5 million during the first six months of 1998 over the same period in 1997 due to improved Partnership Net Operating Cash Flow, as defined.

Liquidity and Capital Resources
-------------------------------

     As of June 30, 1998, the Partnership had cash and cash equivalents of $17.9 million, a $2.2 million increase from December 31, 1997. Total net cash provided by operating activities for the six months ended June 30, 1998 equaled $13.3 million.

     Pursuant to the Restructuring Agreement, the Partnership is required to make quarterly deposits to the FF&E Reserve Accounts based upon 5.0% of gross revenue through maturity of the Mortgage Loan in 2006 to fund capital improvements. The Partnership deposited $4.2 million in the FF&E Accounts on July 17, 1998, which exceeded the minimum deposit requirement. During the six months ended June 30, 1998, The Westin St. Francis and The Westin Michigan Avenue, Chicago expended $9.3 million and $3.1 million, respectively, from their FF&E Reserve Accounts. The consolidated balances of the Hotels' FF&E Reserve Accounts are included in Restricted Cash on the Consolidated Balance Sheets.

     The Restructuring Agreement terms require that both Hotels make deposits into Tax Escrow Accounts for payment of real and personal property taxes. The consolidated balances of these Tax Escrow Accounts are included in cash and cash equivalents under current assets on the consolidated balance sheets.

     Capital expenditures in 1998 will total approximately $16.4 million. The Westin St. Francis will spend approximately $7.0 million on capital improvements in 1998. Approximately $2.1 million is to be spent on guest room renovations, particularly the main building bathrooms; $2.4 million on food and beverage facilities, particularly the conversion of Club Oz to a banquet room; $1.0 million on other areas, such as a health club, the lobby carpet and stone work, and $1.5 million on the facade project. The facade restoration is now scheduled to be completed in 1999. The Westin Michigan Avenue, Chicago expects to spend $9.4 million for capital improvements during 1998. In 1998 the Hotel is scheduled to complete the extensive renovations to the tower rooms, started in mid-December 1997, which is intended to completely update and raise the caliber of the rooms. During 1998, the Hotel will commence the conversion of 18 parlor suites into rentable guest rooms, which will increase the guest room inventory, and replace all carpet, vinyl, paint and light fixtures in all hallways, for a total cost of $7.8 million. In addition, $0.3 million will be spent on partial roof replacement, $0.8 million on other areas, such as updating EDP and engineering systems, and $0.5 million for minibars and other food and beverage equipment. All capital projects have been approved by the Lender.

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

     At this time, the General Partner anticipates that the cash flow from operations and the corresponding contributions to the FF&E Reserve Accounts will provide adequate funding for 1998 capital expenditures and interest payments on the Mortgage Loans. In addition, barring any unforeseen adverse occurrence, the General Partner anticipates that the Partnership will be in a position to continue distributions to the limited partners at an annual level of $95.00 per Unit in 1998. Future distributions will be based on available Net Cash Flow and are dependent upon the Net Cash Flow generated by the Hotels and the adequacy of cash reserves. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership agreement and will be distributed to the limited partners within 75 days of the end of the quarter. Cash distributions of $23.75 per Unit each were paid to the limited partners on March 13, 1998 and on June 12, 1998. The Board of Directors of the General Partner is in the process of authorizing a cash distribution of $23.75 per Unit to be paid to the limited partners on September 11, 1998.

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

                          PART II. OTHER INFORMATION
                          --------------------------

ITEM 5.  OTHER INFORMATION

     As of July 30, 1998 the address of the General Partners, who became subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. on January 2, 1998, will be c/o Starwood Hotels & Resorts Worldwide, Inc., 2231 E. Camelback Road, Suite 400, Phoenix, AZ 85016. The Partnership's investor relations functions will be handled by ReSource/Phoenix. Their address is 2401 Kerner Blvd., San Rafael, CA 94901-5529. The toll free number, 1-800-323-5888, will remain the same.

     Relying on the protections of the 5% safe harbor pursuant to Section 7704 of the Internal Revenue Code, on May 1, 1998, when sales of Partnership Units reached 6,845, the General Partner suspended Unit sales for the remainder of 1998. The General Partner is, however, continuing to accept paperwork for Unit sales for processing in 1999. To date we have received requests for the transfer of 1,671 Units via sales in 1999. Of these, 85 Unit sales were through Limited Partnership Exchanges. The average price of these sales was $873.59 per Unit. The majority of the remaining sales requests were in conjunction with previous tender offers and range in price from $725 to$750 per Unit.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington, on the 31st day of July, 1998.

                               WESTIN HOTELS LIMITED PARTNERSHIP
                               (a Delaware limited partnership)
                               By:  WESTIN REALTY CORP.,
                                    Its sole General Partner

                                  By:          /s/ Douglas C. Sutten
                                    ------------------------------------------
                                     Douglas C. Sutten, Director,
                                     Vice President and Assistant Treasurer