Form 10-Q
period 1998-09-30
WESTIN HOTELS LTD PARTNERSHIP
filed 1998-10-30
CIK 790549

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER: 0-15097

                       WESTIN HOTELS LIMITED PARTNERSHIP
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTERS)

                   DELAWARE                                      91-1328985
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

     2231 EAST CAMELBACK ROAD, SUITE 400                       (602) 852-3900
            PHOENIX, AZ 85016-3435             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES,                        CODE)
              INCLUDING ZIP CODE)

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

     135,600 limited partnership units issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements:
                                                                            2
          Consolidated Balance Sheets.................................
                                                                            3
          Consolidated Statements of Operations.......................
                                                                            4
          Consolidated Statement of Partners' Equity..................
                                                                            5
          Consolidated Statements of Cash Flows.......................
                                                                            6
          Notes to Consolidated Financial Statements..................
Item 2.   Management's Discussion and Analysis of Financial Condition       6
          and Results of Operations...................................
PART II.  OTHER INFORMATION
Item 5.   Other Information...........................................     11
Item 6.   Exhibits and Reports on Form 8-K............................     11
SIGNATURES............................................................     14

                         PART I. FINANCIAL INFORMATION

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                               (UNAUDITED)
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents, including restricted cash of
     $2,499 in 1998 and $561 in 1997........................    $ 25,945         $ 15,750
  Guest and trade accounts receivable, less allowance for
     doubtful accounts of $307 in 1998 and $278 in 1997.....      11,288            8,408
  Other receivables.........................................         390              745
  Inventories...............................................         593              641
  Prepaid expenses and other current assets.................         600            1,640
                                                                --------         --------
TOTAL CURRENT ASSETS........................................      38,816           27,184
PROPERTY AND EQUIPMENT, at cost, net of accumulated
  depreciation of $113,952 in 1998 and $106,092 in 1997.....     239,886          233,954
RESTRICTED CASH.............................................       3,193            7,960
OTHER ASSETS................................................         797              687
                                                                --------         --------
TOTAL ASSETS................................................    $282,692         $269,785
                                                                ========         ========
                             LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable:
     Trade and other........................................    $  2,736         $  2,147
     Starwood and affiliates................................       4,133            1,998
                                                                --------         --------
          Total accounts payable............................       6,869            4,145
  Accrued expenses..........................................      13,188            9,587
  Current maturities of long-term obligations...............         524              564
  Other current liabilities.................................       1,481            1,296
                                                                --------         --------
TOTAL CURRENT LIABILITIES...................................      22,062           15,592
LONG-TERM OBLIGATIONS.......................................     128,295          129,180
LONG-TERM OBLIGATION TO STARWOOD............................      36,227           33,809
DEFERRED INCENTIVE MANAGEMENT FEES..........................      24,627           22,281
                                                                --------         --------
TOTAL LIABILITIES...........................................     211,211          200,862
                                                                --------         --------
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS..........................................       3,905            3,733
PARTNERS' EQUITY (DEFICIT):
  General Partner...........................................      (2,521)          (2,307)
  Limited Partners (135,600 Units issued and outstanding)...      70,097           67,497
                                                                --------         --------
TOTAL PARTNERS' EQUITY......................................      67,576           65,190
                                                                --------         --------
TOTAL LIABILITIES AND PARTNERS' EQUITY......................    $282,692         $269,785
                                                                ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                     ------------------    -------------------
                                                      1998       1997        1998       1997
                                                     -------    -------    --------    -------
OPERATING REVENUES:
  Rooms............................................  $24,845    $23,174    $ 69,821    $61,287
  Food and beverage................................    8,354      7,801      26,061     23,096
  Other operating departments......................    3,343      2,782       9,364      7,952
                                                     -------    -------    --------    -------
TOTAL OPERATING REVENUES...........................   36,542     33,757     105,246     92,335
                                                     -------    -------    --------    -------
OPERATING EXPENSES:
  Rooms............................................    6,571      5,881      18,757     16,434
  Food and beverage................................    6,259      6,062      19,357     17,863
  Other operating departments......................      830        792       2,498      2,368
  Administrative and general.......................    2,209      2,266       7,200      6,937
  Management fees..................................    2,359      2,106       7,021      6,242
  Advertising and business promotion...............    2,372      2,228       7,404      6,199
  Property maintenance and energy..................    2,291      2,283       6,467      6,369
  Local taxes and insurance........................    2,147      2,111       6,267      6,615
  Rent.............................................      213        201         613        606
  Depreciation and amortization....................    2,360      2,291       7,842      6,725
                                                     -------    -------    --------    -------
TOTAL OPERATING EXPENSES...........................   27,611     26,221      83,426     76,358
                                                     -------    -------    --------    -------
OPERATING PROFIT...................................    8,931      7,536      21,820     15,977
                                                     -------    -------    --------    -------
OTHER INCOME (EXPENSE):
  Interest income..................................       88        293         594        809
  Interest expense.................................   (2,589)    (2,518)     (7,774)    (7,931)
  Interest expense on long-term obligation to
     Starwood......................................     (828)      (772)     (2,418)    (2,222)
  Other, net.......................................        4        (47)         (2)       (62)
                                                     -------    -------    --------    -------
NET OTHER EXPENSE..................................   (3,325)    (3,044)     (9,600)    (9,406)
                                                     -------    -------    --------    -------
INCOME BEFORE MINORITY INTERESTS...................    5,606      4,492      12,220      6,571
MINORITY INTERESTS.................................      (73)       (61)       (173)      (115)
                                                     -------    -------    --------    -------
NET INCOME.........................................  $ 5,533    $ 4,431    $ 12,047    $ 6,456
                                                     =======    =======    ========    =======
NET INCOME PER UNIT
  (135,600 Units issued and outstanding)...........  $ 40.80    $ 32.68    $  88.84    $ 47.61
                                                     =======    =======    ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              GENERAL    LIMITED
                                                              PARTNER    PARTNERS     TOTAL
                                                              -------    --------    -------
BALANCE AT DECEMBER 31, 1997................................  $(2,307)   $67,497     $65,190
Cash distributions..........................................       --     (9,661)     (9,661)
Net income (loss)...........................................     (214)    12,261      12,047
                                                              -------    -------     -------
BALANCE AT SEPTEMBER 30, 1998...............................  $(2,521)   $70,097     $67,576
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

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
OPERATING ACTIVITIES:
  Funds provided by operations..............................  $27,876    $18,809
  Net change in receivables, inventories, prepaid expenses
     and other current assets, net of accounts payable,
     accrued expenses and other current liabilities.........    1,376     (7,413)
                                                              -------    -------
     Net cash provided by operating activities..............   29,252     11,396
                                                              -------    -------
INVESTING ACTIVITIES:
  Acquisition of property and equipment, net................  (13,792)    (7,298)
  Increase in restricted cash...............................   (9,436)    (9,148)
  Decrease in restricted cash to fund acquisition of
     property and equipment.................................   14,382      7,877
  Increase in other assets..................................     (140)      (417)
                                                              -------    -------
     Net cash used in investing activities..................   (8,986)    (8,986)
                                                              -------    -------
FINANCING ACTIVITIES:
  Cash distribution.........................................   (9,661)    (6,441)
  Repayment of long-term obligations........................     (410)      (119)
                                                              -------    -------
     Net cash used in financing activities..................  (10,071)    (6,560)
                                                              -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   10,195     (4,150)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............   15,750     14,752
                                                              -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $25,945    $10,602
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

     The consolidated financial statements and related information for the periods ended September 30, 1998 and September 30, 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the results of these interim periods have been included. All such interim adjustments are of a normal recurring nature. The results of operations for the periods ended September 30, 1998 and September 30, 1997 should not be regarded as indicative of the results that may be expected for the full year.

(2) FURTHER INFORMATION

     Reference is made to "Notes to Consolidated Financial Statements" contained in the Partnership's Annual Report on Form 10-K filed for 1997 for information regarding significant accounting policies, Partnership organization, restricted cash, accrued expenses, long-term obligations, operating leases, contingencies, subsequent events and related party transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This report contains certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements relating to the Partnership's objectives, strategies, plans, intentions and expectations, and all statements (other than statements of historical facts) that address actions, events or circumstances that the Partnership or its management expects, believes or intends will occur in the future, are forward-looking statements. All such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in the forward-looking statements, including, without limitation, risks and uncertainties associated with the following: the availability of capital for renovations; competition within the lodging industry; the cyclicality of the hotel business; general real estate and economic conditions; impact of the Year 2000 issue; and the other risks and uncertainties set forth in the annual, quarterly and current reports of the Partnership. The Partnership undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GENERAL

     The primary market focus of The Westin St. Francis and The Westin Michigan Avenue, Chicago (individually a "Hotel," collectively the "Hotels") is on business travelers, tourists, conventions and other groups. Both The Westin St. Francis and The Westin Michigan Avenue, Chicago experience seasonal trends, with the lowest occupancy levels occurring during the first quarter, followed by higher occupancies during the last three quarters of the year.

     Westin Realty Corp. is the sole general partner of the Partnership. St. Francis Hotel Corporation and 909 North Michigan Avenue Corporation are the respective general partners of the subsidiary limited partnerships, The Westin St. Francis Limited Partnership and The Westin Chicago Limited Partnership (the "Hotel Partnerships"), that directly own and operate each Hotel. As of January 2, 1998, each general partner

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

(individually a "General Partner," collectively the "General Partners") is a subsidiary of Starwood Hotels & Resorts Worldwide, Inc.

RESULTS OF OPERATIONS

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------    ------------------
CONSOLIDATED                                           1998       1997       1998       1997
------------                                          -------    -------    -------    -------
REVPAR (revenue per available room).................  $138.85    $130.58    $132.22    $116.38
Operating profit as a percentage of revenues:
  Rooms.............................................     73.6%      74.6%      73.1%      73.2%
  Food and beverage.................................     25.1%      22.3%      25.7%      22.7%
EBITDA (in thousands)(1)............................  $11,383    $10,073    $30,254    $23,449

---------------
(1) EBITDA is net earnings before interest expense, depreciation and amortization, income tax expense, and minority interests. The General Partner considers EBITDA to be a measure of the Partnership's operating performance due to the significance of the Partnership's long-lived assets and because such data can be used to measure the Partnership's ability to service debt, fund capital expenditures and pay cash distributions. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and such information should not be considered as an alternative to net income, cash flow from operations or any other performance measure prescribed by generally accepted accounting principles.

  Three Months Ended September 30, 1998 Compared with Three Months Ended September 30, 1997

     Operating profit of $8.9 million for the third quarter of 1998 represents an 18.5% improvement over the same quarter of the prior year. The Partnership's third quarter EBITDA of $11.4 million improved 13.0% over EBITDA of $10.1 million in the prior year period.

     Consolidated rooms revenues for the third quarter of 1998 were $24.8 million and represent a 7.2% increase over the same 1997 quarter. Consolidated REVPAR for the third quarter of 1998 reached $138.85, a 6.3% increase over the third quarter of 1997. The Westin St. Francis' REVPAR increase of 6.3% to $147.87 and the Westin Michigan Avenue, Chicago's REVPAR increase of 6.4% to $124.45 was due to increases in average room rates in all segments. At The Westin St. Francis, the average room rate for the third quarter of 1998 increased 7.0% over the third quarter of 1997 to $176.20 and the occupancy rate decreased from 84.43% to 83.92%. At The Westin Michigan Avenue, Chicago, the average room rate increased 16.3% to $162.97 and the occupancy rate decreased from 83.43% to 76.37% due to a decrease in group segment room nights.

     Consolidated rooms profit for the third quarter of 1998 increased 5.7% or $1.0 million to $18.3 million over the same 1997 quarter. This improvement was attributable to the REVPAR growth previously noted.

     Consolidated food and beverage revenues of $8.4 million in the third quarter of 1998 represent a $0.6 million, or 7.1%, increase when compared to the same 1997 period. The $0.6 million increase in food and beverage revenues at The Westin St. Francis was a direct result of the increased banquet business. The Westin Michigan Avenue, Chicago reported a $95,000 decrease in food and beverage revenues attributable to decreased banquet business.

     Consolidated food and beverage profit for the third quarter of 1998 increased 20.4%, or $0.4 million, over the same period in 1997, reflecting the success of cost containment strategies at The Westin St. Francis. The Westin St. Francis contributed $0.5 million to the consolidated increase in food and beverage profit, which represents a 49.9% increase over the same 1997 quarter. The Westin Michigan Avenue, Chicago food and

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

beverage profit decreased $0.1 million, or 29.2%, from the same period in 1997 as a result of a decrease in banquet revenue.

     Consolidated operating expenses for the third quarter of 1998 increased to $27.6 million, a 5.3% increase over 1997. The most significant increases were in rooms expense and food and beverage expense due to increased business.

  Nine Months Ended September 30, 1998 Compared with Nine Months Ended September 30, 1997

     Consolidated 1998 year-to-date operating profit of $21.8 million was $5.8 million higher than the corresponding 1997 period. The Partnership generated EBITDA of $30.3 million, a 29.0% increase over the first nine months of 1997.

     Consolidated rooms revenues of $69.8 million for the first nine months of 1998 were $8.5 million higher than the prior year period. Improved yield management in all segments, resulting in increased average rates in all segments, were the major contributors to this improvement. The Westin St. Francis' average room rate increased 8.0% to $177.25 and The Westin Michigan Avenue, Chicago reported an increase in average room rate of 13.1% to $154.08. The result was a consolidated REVPAR increase of 13.6% to $132.22 for the first nine months of 1998 over the same period in 1997. REVPAR at The Westin St. Francis increased $18.38 to $145.89 and REVPAR at The Westin Michigan Avenue, Chicago increased $11.79 to $110.28.

     For the nine months ended September 30, 1998, consolidated rooms profit increased to $51.1 million from $44.9 million for the same 1997 period. The Westin St. Francis contributed $4.4 million to this increase, a 14.9% improvement over year-to-date 1997, and The Westin Michigan Avenue, Chicago contributed $1.8 million, an 11.7% improvement. Both Hotels achieved slight increases in their profit margins as a result of the Hotels' focus on improved cost control over room expenses.

     Consolidated 1998 year-to-date food and beverage revenues were $26.1 million versus $23.1 million in 1997 as a result of increased banquet business. Of the $3.0 million increase in food and beverage revenues, $2.6 million came from The Westin St. Francis and $0.4 million from The Westin Michigan Avenue, Chicago. All the food and beverage outlets at both Hotels reported higher year-to-date revenues than those for 1997, except for the nightclub Oz at The Westin St. Francis, which was closed in March 1998 and is being remodeled into a banquet room.

     The consolidated food and beverage profit increase of $1.5 million to $6.7 million for the nine months ended September 30, 1998 was a 28.1% improvement over that of the corresponding 1997 period. The food and beverage profit increase at The Westin St. Francis of $1.5 million represents a 44.2% improvement over the 1997 nine month period. The food and beverage profit at The Westin Michigan Avenue, Chicago remained consistent with the corresponding 1997 period.

     Other operating departments contributed $9.4 million to 1998 year-to-date operating revenues, an increase of 17.8% from the same 1997 period. Both Hotels reported increases in revenues from both telecommunications and their parking garages as well as from sub-rentals, which includes the rental of retail space and in-room movies.

     Consolidated operating expenses year-to-date increased $7.1 million to $83.4 million over the same 1997 period. The greatest operating expense increases, other than room expenses and food and beverage expenses, were due to increased advertising and business promotion and greater depreciation and amortization due to capital additions. Management fees increased $0.8 million during the nine months ended September 30, 1998 over management fees for the same 1997 period due to improved Partnership net operating cash flow, as defined.

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

  Liquidity and Capital Resources

     As of September 30, 1998, the Partnership had cash and cash equivalents of $25.9 million, a $10.2 million increase from December 31, 1997. Total net cash provided by operating activities for the nine months ended September 30, 1998 equaled $29.3 million.

     Pursuant to the Restructuring Agreement, as defined, the Partnership is required to make quarterly deposits to FF&E Reserve Accounts based upon 5.0% of gross revenue through maturity of the Mortgage Loan in 2006. During the nine months ended September 30, 1998, The Westin St. Francis and The Westin Michigan Avenue, Chicago expended $11.3 million and $3.1 million, respectively, from their FF&E Reserve Accounts. The consolidated balance of $3.2 million of the Hotels' FF&E Reserve Accounts is included in restricted cash in the consolidated balance sheets.

     The Restructuring Agreement terms require that both Hotels make deposits into Tax Escrow Accounts for payment of real and personal property taxes. The consolidated balances of these Tax Escrow Accounts are included in cash and cash equivalents under current assets in the consolidated balance sheets.

     Capital expenditures in 1998 are expected to approximate $16.2 million. The Westin St. Francis is expected to spend approximately $7.0 million on capital improvements in 1998. Approximately $0.6 million is for the renovation of guest rooms; $3.3 million is for renovation of food and beverage facilities, particularly the conversion of Club Oz to a banquet room; $1.8 million will have been spent on other areas, such as health club upgrades, technology enhancements and marble stone work; and $1.3 million will have been expended for the facade project. The facade restoration is scheduled to be completed in 1999. The Westin Michigan Avenue, Chicago expects to spend a total of $9.2 million for capital improvements during 1998. In third quarter 1998, the Hotel completed an extensive renovation to its tower rooms, which completely updated and raised the caliber of the guest rooms. During 1998, the Hotel commenced and completed the conversion of 18 parlor suites into rentable guest rooms, which increased its guest room inventory. The total cost for the renovation of the rooms and conversion of the suites was $7.6 million. In addition, $0.3 million will be spent on partial roof replacement; $0.8 million on other areas, such as updating EDP and engineering systems; and $0.5 million for minibars and other food and beverage equipment. All capital projects have been approved by the Lender.

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

     At this time, the General Partner anticipates that the cash flow from operations and the corresponding contributions to the FF&E Reserve Accounts will provide adequate funding for 1998 capital expenditures and interest payments on the Mortgage Loans. In addition, barring any unforeseen adverse occurrence, the General Partner anticipates that the Partnership will be in a position to continue distributions to the limited partners at an annual level of $95.00 per Unit in 1998. Future distributions will be based on available net cash flow, as defined in the Partnership agreement, and are dependent upon the net cash flow, as defined, generated by the Hotels and the adequacy of cash reserves. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership agreement and will be distributed to the limited partners within 75 days of the end of the quarter. Cash distributions of $23.75 per Unit each were paid to the limited partners on March 13, 1998, June 12, 1998 and September 11, 1998.

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

The Board of Directors of the General Partner is in the process of authorizing a cash distribution of $23.75 per Unit to be paid to the limited partners on December 14, 1998.

     As required by the Partnership agreement, the General Partner will review the opportunities to sell or refinance the Hotel properties when it reasonably believes that such action is in the best interest of the Partnership. As the real estate market for upscale hotel properties continues to improve, the General Partner will monitor the market conditions for appropriate opportunities to sell or refinance the properties. By the end of 2001, the General Partner must use its best efforts to sell or refinance the Hotel properties.

RISKS RELATING TO YEAR 2000

     Many computer systems were originally designed to recognize calendar years by the last two digits in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, in less than two years, the computerized systems, which include information and non-information technology systems, and applications used by the Partnership will need to be reviewed and evaluated to ensure all such financial, information and operational systems are Year 2000 compliant.

  State of Readiness

     The Partnership has assembled a team of computer experts to address the Year 2000 compliance issue which will be completed in three phases as follows:

PHASE                      DESCRIPTION                          STATUS      ESTIMATED COMPLETION
-----  ---------------------------------------------------    ----------    --------------------
  I    Discovery                                              In process    First Quarter 1999
       - Identify computerized systems, including
       information and non-information systems
       - Inventory all computerized systems
       - Contact vendors for compliance statements
 II    Testing                                                    --        Second Quarter 1999
       - Test all applications and hardware with
       validation tools
       - Submit test statistics to an independent third
       party for verification
       - Review test results
 III   Remediation                                                --        Third Quarter 1999
       - Implement modifications or upgrades, as necessary

  Year 2000 Project Costs

     The total costs for the Year 2000 compliance review, evaluation, assessment and remediation efforts are not expected to be in excess of $350,000. Of this amount, approximately $115,000 had been expended as of September 30, 1998, and an additional $25,000 is expected to be incurred in the remainder of 1998.

  Starwood Year 2000 Risks

     There can be no assurance that the efforts related to the Year 2000 compliance will be sufficient to make the Hotels' computerized systems and applications Year 2000 compliant in a timely manner or that the allocated resources will be sufficient. A failure to become Year 2000 compliant could affect the integrity of the guest check-in, billing and accounting functions. Certain physical property, machinery and equipment could also fail resulting in safety risks and guest dissatisfaction.

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

  Contingency Plan

     The Partnership is in the process of developing its contingency plan for the Hotels to provide for the most likely worst case scenarios regarding Year 2000 compliance. This contingency plan is expected to be completed in 1999.

                          PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

AFFILIATE TRANSACTIONS

     The Partnership reimbursed the General Partner for administrative expenses totaling approximately $412,000 year-to-date 1998 and approximately $76,000 for the third quarter 1998. Affiliates of the General Partner, including Starwood Hotels & Resorts Worldwide, Inc. ("Starwood"), as manager of the Hotels, received base management, marketing and reservation fees from the Partnership totaling $5.7 million year-to-date, 1998 and $2.0 million for the third quarter 1998. The Partnership accrued incentive management fees, payable to Starwood, of $6.2 million year-to-date 1998, $3.1 million for the third quarter 1998.

INVESTOR RELATIONS

     The Partnership's investor relations function is handled by ReSource/Phoenix(R) at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for ReSource/Phoenix(R) is 1-800-323-5888.

UNIT SALES

     Relying on the protections of the 5% safe harbor pursuant to Section 7704 of the Internal Revenue Code, on May 1, 1998, when sales of Partnership Units reached 6,845, the General Partner suspended Unit sales for the remainder of 1998. The General Partner is, however, continuing to accept paperwork for Unit sales for processing in 1999. To date, the General Partner has received requests for the transfer of 2,713 Units which will be completed in 1999. Of these, 210 Unit sales were through Limited Partnership Exchanges. The average price of these sales was $954.39 per Unit. The majority of the remaining sales requests were in conjunction with previous tender offers and range in price from $725 to $775 per Unit.

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

        4.1 Amended and Restated Agreement of Limited Partnership of Westin Hotels Limited Partnership.(1)

        4.2 Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership.(1)

        4.3 First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership.(3)

        4.4 Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(1)

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

        4.5 First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(3)

     10.  Material contracts.

        10.1  Restructuring Agreement dated as of June 2, 1994.(3)

        10.2  Second Restructuring Agreement dated as of May 27, 1997.(4)

        10.3 Amended and Restated Management Agreements between The Westin St. Francis Limited Partnership and Westin Hotel Company, and between The Westin Chicago Limited Partnership and Westin Hotel Company, for property management services.(2)

        10.4 First Amendments to Amended and Restated Management Agreements of The Westin St. Francis Limited Partnership and of The Westin Chicago Limited Partnership.(3)

        10.5 Assignment and Assumption of Agreements between Westin Hotel Company and St. Francis Hotel Corporation.(6)

        10.6 Assignment and Assumption of Agreements between Westin Hotel Company and North Michigan Avenue Corporation.(6)

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

        10.9 First Amendment to Promissory Note of St. Francis Hotel Corporation dated as of June 2, 1994.(3)

        10.10 Second Amendment to Promissory Note of St. Francis Hotel Corporation dated as of May 27, 1997.(5)

        10.11 Deed of Trust, Financing Statement, Security Agreement and Fixture filing dated August 21, 1986 respecting The Westin St. Francis.(1)

        10.12 First Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated as of June 2, 1994.(3)

        10.13 Second Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing (With Assignment of Rents and Leases) dated as of May 27, 1997.(5)

        10.14 Promissory Note of 909 North Michigan Avenue Corporation dated August 21, 1986 to Teacher Retirement System of Texas.(1)

        10.15 First Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of June 2, 1994.(3)

        10.16 Second Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of May 27, 1997.(5)

        10.17 Mortgage and Security Agreement dated August 21, 1986 for The Westin Hotel, Chicago.(1)

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

        10.18 First Amendment to Mortgage and Security Agreement dated as of June 2, 1994.(3)

        10.19 Second Amendment to Mortgage and Security Agreement dated as of May 27, 1997.(5)

        10.20  St. Francis FF&E Escrow Agreement dated as of June 2, 1994.(3)

        10.21  Chicago FF&E Escrow Agreement dated as of June 2, 1994.(3)

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

(4) Incorporated by reference to Exhibit 10. to the Partnership's Form 8-K dated May 27, 1997.

(5) Incorporated by reference to Exhibits 10.8, 10.11, 10.14, 10.17, respectively, to the Partnership's Form 10-Q for the period ending June 30, 1997.

(6) Incorporated by reference to Exhibits 10.5 and 10.6, respectively, to the Partnership's 1997 Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Phoenix, State of Arizona, on the 30th day of October, 1998.

                                          WESTIN HOTELS LIMITED PARTNERSHIP
                                          (a Delaware limited partnership)

                                          By: WESTIN REALTY CORP.,
                                            Its sole General Partner

                                          By: [/s/ ALAN M. SCHNAID]
                                            ------------------------------------
                                            Alan M. Schnaid, Director,
                                            Vice President and Assistant
                                              Treasurer

Date: October 30, 1998