Form 10-K405
period 1998-12-31
WESTIN HOTELS LTD PARTNERSHIP
filed 1999-03-04
CIK 790549

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 0-15097

                       WESTIN HOTELS LIMITED PARTNERSHIP
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTERS)

                   DELAWARE                                      91-1328985
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)
            777 WESTCHESTER AVENUE                             1-800-323-5888
            WHITE PLAINS, NY 10604             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES,                        CODE)
             INCLUDING ZIP CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     Units of limited partnership interests
                                (Title of Class)

     There is no public market for Units of limited partnership interests in the Westin Hotels Limited Partnership.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares (Units) outstanding of each of the issuer's classes of common stock (Units), as of the latest practicable date (applicable only to corporate issuers).

            135,600 limited partnership Units issued and outstanding

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.   Business....................................................      2
Item 2.   Properties..................................................      3
Item 3.   Legal Proceedings...........................................      5
Item 4.   Submission of Matters to a Vote of Security Holders.........      5
                                   PART II
Item 5.   Market for Registrant's Common Equity and Related Unitholder      6
            Matters...................................................
Item 6.   Selected Financial Data.....................................      8
Item 7.   Management's Discussion and Analysis of Financial Condition       8
            and Results of Operations.................................
Item 8.   Financial Statements and Supplementary Data.................     13
Item 9.   Changes in and Disagreements with Accountants on Accounting      14
            and Financial Disclosure..................................
                                   PART III
Item 10.  Directors and Executive Officers of the Registrant..........     25
Item 11.  Executive Compensation......................................     26
Item 12.  Security Ownership of Certain Beneficial Owners and              26
            Management................................................
Item 13.  Certain Relationships and Related Transactions..............     26
                                   PART IV
Item 14.  Exhibits, Financial Statements, Financial Statement              27
            Schedules and Reports on Form 8-K.........................

                                     PART I

     Certain statements contained in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, the sections of Items 1, 2 and 5 captioned "Business," "Properties" and "Market for Registrant's Common Equity and Related Unitholder Matters" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such forward-looking statements may include statements regarding the intent, belief or current expectations of the Partnership, its Directors or Trustees or its officers with respect to the matters discussed in this report. All such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements including, without limitation, the risks and uncertainties set forth below. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     Westin Hotels Limited Partnership (the "Partnership") and its subsidiary limited partnerships, The Westin St. Francis Limited Partnership (the "St. Francis Partnership") and The Westin Chicago Limited Partnership (the "Chicago Partnership"), each a Delaware limited partnership (collectively the "Hotel Partnerships"), were formed on April 25, 1986 for the purpose of acquiring two hotels, The Westin St. Francis in San Francisco, California and The Westin Michigan Avenue, Chicago in downtown Chicago, Illinois (individually a "Hotel," collectively the "Hotels").

     The Westin St. Francis and The Westin Michigan Avenue, Chicago have been managed as part of Westin's international hotel system ("Westin") since 1945 and 1964, respectively.

     Westin Realty Corp. ("Westin Realty") is the sole general partner of the Partnership, St. Francis Hotel Corporation ("St. Francis Corp.") is the sole general partner of the St. Francis Partnership, and 909 North Michigan Avenue Corporation ("909 Corp.") is the sole general partner of the Chicago Partnership. As of January 2, 1998, each general partner (individually a "General Partner," collectively the "General Partners") is a subsidiary of the Corporation (as defined below). See "Description of Business" below.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Hotel Partnerships, which commenced operations on August 28, 1986, are engaged solely in the business of owning and operating the Hotels. Therefore, the Hotel Partnerships are engaged in only one industry segment.

DESCRIPTION OF BUSINESS

     The Hotels are operated as part of the full-service, upscale Westin hotel chain which manages and franchises hotels throughout the world. The inclusion of hotels within a global system provides the benefits of name recognition, centralized reservations and advertising, system-wide marketing programs, centralized purchasing, and training and support services. The hotel business in general is highly competitive. To the extent hotel capacity expands or demand for hotel accommodations decreases in San Francisco and Chicago, where the Hotel Partnerships operate the Hotels, competition will increase. The demand for particular accommodations and related services are subject to various factors including, but not limited to, seasonal variance, changes in economic conditions, and changes in travel patterns and preferences (which may be affected by airline schedules, weather conditions or availability). Specific information regarding competitive conditions at each of the Hotels is set forth in Item 2, "Properties," below.

     On January 2, 1998, Starwood Hotels & Resorts (the "Trust"), a real estate investment trust ("REIT") whose common shares of beneficial ownership ("Trust Shares") were then paired and traded together as a unit with the common stock ("Corporation Shares") of Starwood Hotels & Resorts Worldwide, Inc. (the "Corporation" and, together with the Trust, "Starwood"), a hotel management and operating company, completed the merger of Westin Hotels & Resorts Worldwide, Inc. ("Westin Worldwide") pursuant to the Transaction Agreement dated as of September 8, 1997 (the "Transaction Agreement").

     Pursuant to the Transaction Agreement, Westin Worldwide, including its wholly owned subsidiary Westin Hotel Company, were merged with and into the Trust and the separate corporate existence of Westin Worldwide and Westin Hotel Company thereupon ceased. Westin Realty, St. Francis Corp. and 909 Corp., each formerly wholly owned subsidiaries of Westin Hotel Company, are now wholly owned subsidiaries of the Corporation. The merger does not change the structure of the General Partners' and limited partners' ownership interest in either the Partnership or the Hotel Partnerships. Moreover, none of the owners of Starwood have any beneficial ownership in the Partnership as a limited partner.

     In conjunction with the merger, Westin Hotel Company assigned the management agreements for The Westin St. Francis Hotel to St. Francis Corp. and for The Westin Michigan Avenue, Chicago to 909 Corp. The Hotels continue to be managed as full-service Westin hotels and operated as part of the Westin international hotel system.

     On February 24, 1998, the Corporation acquired ITT Corporation, creating a preeminent global hotel company. This transaction was pursuant to the Amended and Restated Agreement and Plan of Merger dated as of November 12, 1997, among Starwood Lodging Corporation, a Maryland corporation ("Parent"); Chess Acquisition Corp., a Nevada corporation and a controlled subsidiary of Parent; Starwood Lodging Trust, a Maryland real estate investment trust; and ITT Corporation, a Nevada corporation. Because the Corporation and its affiliates own and/or operate hotels other than those owned by the Partnership, potential conflicts of interest may exist. While the Corporation and its officers have the right to compete with the Hotels, including the right to own, operate and develop competing hotels, the General Partners are under a fiduciary duty to conduct the affairs of the Partnership and the Hotel Partnerships.

     On January 6, 1999, Starwood completed a restructuring resulting in the Trust's merger with a newly organized, wholly owned subsidiary of the Corporation (the "Restructuring"). The Restructuring did not change the structure of the Hotels or the Hotel Partnerships.

     Neither the Partnership nor the Hotel Partnerships have any employees. Administrative and Hotel personnel are employees of either the Corporation or the Hotels' respective General Partners. The Hotels and the Hotel Partnerships reimburse the Corporation and the General Partners for the costs of such employees. However, neither the Partnership nor the Hotel Partnerships are directly responsible for the payment of executive compensation to the officers of the General Partners.

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

THE WESTIN ST. FRANCIS

     DESCRIPTION. The Westin St. Francis has 1,192 guest rooms (including 77 suites), with 613 rooms in the main building and 579 rooms in the 32-story tower, and 33 meeting and banquet rooms. The Hotel has a full-service restaurant, The St. Francis Cafe; a lounge, the Compass Rose; and a pub, Dewey's. The Hotel offers concierge services and has a business center and a complimentary health and fitness center. Jewelry and gift boutiques, clothing shops, specialty stores, an art gallery, a florist and a hair salon are all available within the Hotel, as well as an underground valet parking garage with 217 spaces.

     LOCATION. The Westin St. Francis is located on historic Union Square, a premier shopping district in downtown San Francisco, approximately 12 miles north of the San Francisco International Airport and within easy walking distance of the George R. Moscone Convention Center, Chinatown, numerous theaters and restaurants, and the central business and financial district of San Francisco. The world-famous San Francisco cable cars stop directly in front of the Hotel.

     CAPITAL IMPROVEMENTS. During 1998, the Hotel spent $6.1 million on capital improvements. Of this amount, $1.2 million was spent on the main building facade restoration; $3.1 million on the renovation of food and beverage facilities; $0.5 million on guest room renovations; and the remaining $1.3 million on other projects, such as lobby and minibar renovations. For further discussion regarding the funding of these capital expenditures, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

     COMPETITIVE CONDITIONS. The San Francisco hospitality industry remained strong during 1998. No new hotels have been added to this competitive segment since 1991, although two new hotels, one 423-room hotel (being developed by Starwood) and a 360-room hotel, are planned and due to open in early 2000. Most competing hotels have completed renovations or are in the process of renovating their facilities. Since strong demand is expected to continue, the Hotel plans to take advantage of the upswings in business by effectively managing the market mix.

     Starwood owns and operates another Westin hotel at the San Francisco International Airport. This hotel is not in direct competition with The Westin St. Francis. The Corporation will own a new 423-room hotel scheduled to be completed in early 2000 (see above). Due to its location near the convention center, the General Partner does not consider the hotel to be a direct competitor. The Corporation also manages The Sheraton Palace, which is a direct competitor to The Westin St. Francis. The General Partner believes that as affiliates of the Corporation, both The Westin St. Francis and The Sheraton Palace can sustain their market share due to the strength of the market in San Francisco. In addition, both hotels are expected to benefit from cross selling and cross marketing.

THE WESTIN MICHIGAN AVENUE, CHICAGO

     DESCRIPTION. The Westin Michigan Avenue, Chicago has 751 guest rooms (including 28 suites) and 19 meeting rooms. The Hotel operates the Chelsea Restaurant and Bar and Cafe A La Carte, a free-standing quick-service coffee and snack kiosk. The Hotel has a fitness center and a business center, provides retail space for several specialty stores and a gift shop, and has an underground parking garage with 209 spaces.

     LOCATION. The Westin Michigan Avenue, Chicago is located on a prime site in downtown Chicago at the north end of the famous "Magnificent Mile," known for its first-class retail shopping, fine restaurants and cultural attractions. The Hancock Center is situated directly south of The Westin Michigan Avenue, Chicago, as is the Water Tower Place, offering a variety of shopping and entertainment possibilities. The Hotel is 18 miles from O'Hare International Airport and 12 miles from Midway Airport.

     CAPITAL IMPROVEMENTS. In 1998, the Hotel spent $9.1 million for capital expenditures. Of this amount, $7.6 million was spent on extensive renovation of the tower rooms; $0.4 million on a roof replacement; $0.4 million on the renovation of food and beverage facilities; and $0.7 million on various other projects, such as EDP and engineering equipment upgrades. For discussion regarding the funding of these capital expenditures, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

     COMPETITIVE CONDITIONS. Chicago's hospitality industry continued to experience strong competition during 1998. Several new hotel projects are expected to enter the market in the near future. Two new hotels, a 425-room property and a 400-room property, are expected to open in April 1999. In the year 2000, a 300-room resort, a 400-room hotel and a 300-room hotel are expected to open. A number of the competing hotels have just completed renovations. For 1999, the Hotel believes that it can maintain its share of the market by emphasizing its premier "Magnificent Mile" location and its new and improved rooms product. There is another Westin hotel located at the O'Hare International Airport near Chicago and another in the financial district of downtown Chicago. The General Partner believes that neither is in direct competition with The Westin Michigan Avenue, Chicago and that their close proximity allows for efficiencies in both staffing and productivity. There is a Sheraton Chicago Hotel and Towers in downtown Chicago and the Corporation owns three hotels in downtown Chicago. The Corporation also manages five properties in Chicago under management agreements. These properties are not considered to be primarily competitive due to differences in their locations, orientations or facilities.

MORTGAGE LOANS

     On August 21, 1986, mortgage loans in the amount of $83.8 million with respect to The Westin St. Francis and $32.8 million with respect to The Westin Michigan Avenue, Chicago (collectively the "Mortgage Loans") were refinanced by Teacher Retirement System of Texas (the "Lender"). The Hotels were acquired subject to the Mortgage Loans. The Mortgage Loans require that the Hotel Partnerships not further encumber the Hotels without prior consent of the Lender. On June 2, 1994, the General Partner, on behalf of Westin Hotels Limited Partnership, successfully completed a restructuring of the Mortgage Loans and entered into a restructuring agreement ("Restructuring Agreement") with the Lender. On May 27, 1997, a second restructuring agreement modifying the existing Mortgage Loans on the Partnership's Hotels was completed. The modifications to the Mortgage Loans consist primarily of a reduction of the effective interest rates, an extension of the maturity dates and revisions of prepayment penalties.

INSURANCE

     Each Hotel is covered by comprehensive general liability insurance, fire and extended property insurance (including earthquake coverage), business interruption, workers' compensation, employer's liability insurance and such other insurance as is customarily obtained for similar properties.

     The Hotels currently participate in the Corporation's insurance program, whereby general liability and workers' compensation insurance coverage premiums are paid through the Corporation to Zurich American Insurance Group, Cigna Property and Casualty, and Westel Insurance Company, the latter being a wholly owned subsidiary of the Corporation.

ITEM 3.  LEGAL PROCEEDINGS.

     Because of the nature of the hotel business, the Hotel Partnerships are subject to various claims and legal actions incidental to the ordinary course of their operations, including such matters as contract and lease disputes and complaints alleging personal injury, property damage and employment discrimination. The General Partner believes that the outcome of any such pending claims or proceedings, individually or in the aggregate, will not have a material adverse effect upon the business, financial condition or results of operations of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS.

     As of March 1, 1999, there were 7,940 holders of record of the 135,600
Units.

     There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. The transfer of Units, or any interest therein, is subject to a variety of restrictions. Limited partners may not transfer their interests in the Partnership if, in the opinion of the Partnership's counsel, such transfers might violate the registration requirements of the Securities Act of 1933, as amended, or the laws of any other jurisdiction or agency applicable to the transfers, cause the Partnership to be regarded as an association taxable as a corporation, result in the dissolution or termination of the Partnership or result in a Hotel Partnership not being able to obtain or continue in effect any license permitting the service or sale of alcoholic beverages in the Hotels. The assignee must also meet certain other requirements set forth in the Partnership's Amended and Restated Agreement of Limited Partnership (the Partnership's "Partnership Agreement") before it may be recognized as a substituted limited partner, including the payment of all reasonable expenses connected with the transfer of any interest. The limited partners or their representatives must furnish, as to voluntary transfers, sufficient information to counsel to permit the foregoing determination to be made.

     Beginning in 1996, the General Partner became aware of offers to purchase Units, which were mailed to limited partners, that have ranged from $185 to $1,000 per Unit. The General Partner responded, without recommending either an acceptance or rejection of any offer, by providing the limited partners with certain information concerning reported Unit sales. The following information reflects the Partnership's records of the average and range of Unit sale prices to date as quoted in the Limited Partnership Exchanges:

                                                          AVERAGE PER UNIT      RANGE OF PER UNIT
                                                            SALES PRICE          SALE SALES PRICE
                                                          ----------------    ----------------------
1997:  First Quarter..................................        $505.93          $320.00 to $  624.75
                                                              $530.37          $400.00 to $  590.00
       Second Quarter.................................
       (through April 21, 1997, when sales were
       suspended)
1998:  First Quarter..................................        $733.01          $545.00 to $  890.00
                                                                   --                            --
       Second Quarter(1)..............................
       (through May 1, 1998, when sales were
       suspended)
1999:  First Quarter..................................        $960.92          $500.00 to $1,119.00
       (through January 19, 1999, when sales were
       suspended)

---------------
(1) There were no sales made in the Limited Partnership Exchanges for the period from March 1, 1998 through May 1, 1998, when sales were suspended.

     Several unsolicited offers have been made to purchase Units, the most recent of which, for up to 4,900 Units at $1,000 per Unit, was initiated by Kalmia Investors, LLC ("Kalmia") on February 1, 1999. In light of the Partnership's Unit transfer policy described below, the General Partner believes that transfers of Units tendered to Kalmia pursuant to that offer will be suspended until at least the year 2000.

     In October 1996, the General Partner determined it to be in the best interest of the Partnership to implement a Unit transfer policy that relies on the protections of a 5% "safe harbor" provision, promulgated by the Internal Revenue Service, that prevents the Partnership from being deemed a "publicly traded partnership" pursuant to Section 7704 of the Internal Revenue Code of 1986, as amended. The safe harbor applies if the sum of the percentage interests in partnership capital or profits represented by Units traded during any calendar year does not exceed 5% of the aggregate Partnership interests outstanding (which approximates 6,848 Units). As of the date of this filing, the Partnership has received Unit sale transfer requests totaling 6,848 for each of 1998 and 1999, and as a result, it has suspended any further Unit sales for these years. As of the date of this filing, the Partnership has already received transfer requests for 1,586 Unit sales for the year 2000. None of these Unit transfers, which will be recognized in the year 2000, were through Limited Partnership Exchanges. The average price of these sales was $1,000 per Unit. When the Partnership reaches Unit sale transfer requests aggregating 6,848, the General Partner will suspend its approval of any Unit sale transfer requests for the remainder of the year 2000.

     Cash distributions of $23.75 per Unit each were paid to the limited partners on March 13, 1998, June 12, 1998, September 11, 1998 and December 14, 1998. Barring any unforeseen adverse occurrence, the General Partner anticipates that the Partnership will be in a position to continue distributions to the limited partners at an annual level of $95.00 per Unit in 1999. Future distributions will be based on available Net Cash Flow, as defined in the Partnership Agreement, Section 7.02. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership Agreement and will be distributed to the limited partners within 75 days of the end of the quarter.

     As indicated in letters to shareholders dated November 23, 1998 and February 11, 1999, the General Partner is evaluating the possible sale of one or both of the Hotels. This process is still in the preliminary stages, which include property valuation, market assessment and broker selection. As of the date of this filing, however, none of these stages have been completed, although the General Partner has commissioned an independent third party to begin an appraisal of the Hotels. As required by the Partnership Agreement, the General Partner will use its best efforts to sell or refinance the Hotel properties by 2001.

     The Partnership's investor relations function is handled by ReSource/Phoenix(R) at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for ReSource/Phoenix(R) is 1-800-323-5888.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial information for the Partnership.

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                          --------   --------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Operating revenues:
  Rooms.................................  $ 94,724   $ 83,600   $ 73,375   $ 60,963   $ 60,251
  Food and beverage.....................    37,354     32,793     27,477     27,124     30,611
  Other operating departments...........    12,158     10,660     10,098      9,157      8,526
                                          --------   --------   --------   --------   --------
Total operating revenues................   144,236    127,053    110,950     97,244     99,388
                                          --------   --------   --------   --------   --------
Operating expenses:
  Rooms.................................    25,493     22,162     19,631     17,931     18,511
  Food and beverage.....................    26,946     24,866     21,963     22,842     25,637
  Administrative, general and
     marketing..........................    19,857     18,022     16,265     15,079     15,082
  Management fees.......................     9,949      8,554      5,672      2,188      5,309
  Other.................................    31,617     30,990     27,520     25,210     22,393
                                          --------   --------   --------   --------   --------
Total operating expenses................   113,862    104,594     91,051     83,250     86,932
                                          --------   --------   --------   --------   --------
Operating profit........................  $ 30,374   $ 22,459   $ 19,899   $ 13,994   $ 12,456
                                          ========   ========   ========   ========   ========
Net income..............................  $ 17,933   $  9,691   $  6,978   $  1,713   $  1,444
Net income per Unit.....................  $ 132.25   $  71.47   $  51.46   $  12.63   $  10.65
Total assets............................  $285,661   $269,785   $263,148   $246,698   $234,293
Long-term obligations...................  $165,050   $162,989   $157,880   $153,760   $141,659
Deferred incentive management fees......  $ 25,618   $ 22,281   $ 19,425   $ 16,249   $ 16,249
Distributions paid per Unit.............  $  95.00   $  95.00   $     --   $     --   $     --

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

RESULTS OF OPERATIONS

     This section analyzes significant fluctuations in items affecting the consolidated statements of operations for the years ended December 31, 1998, 1997 and 1996. The table below presents key statistics used in the analysis:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
CONSOLIDATED                                                   1998       1997       1996
------------                                                  -------    -------    -------
REVPAR (revenue per available room).........................  $132.84    $118.74    $103.77
Operating profit as a percentage of revenues:
  Rooms.....................................................    73.1%      73.5%      73.2%
  Food and beverage.........................................    27.9%      24.2%      20.1%
EBITDA (in thousands)(1)....................................  $41,850    $32,776    $28,689

---------------
(1) EBITDA represents net earnings before interest expense, income tax expense, depreciation and amortization, and minority interests. The General Partner considers EBITDA to be a measure of the Partnership's operating performance due to the significance of the Partnership's long-lived assets and because such data can be used to measure the Partnership's ability to service debt, fund capital expenditures and pay cash distributions. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and such information should not be considered as an alternative to net income, cash flow from operations or any other performance measure prescribed by generally accepted accounting principles.

     1998 COMPARED WITH 1997. The Partnership had consolidated net income of $17.9 million for the year ended December 31, 1998, an 85.0% or $8.2 million increase over 1997. EBITDA for the year of $41.9 million represents a 27.7% increase over 1997.

     Consolidated rooms revenues for the year ended December 31, 1998 were $94.7 million, which represents a 13.3% or $11.1 million increase over the prior year. Consolidated REVPAR for 1998 reached $132.84, an 11.9% increase over 1997. The Westin St. Francis' REVPAR increase of 12.5% to $144.93 and The Westin Michigan Avenue, Chicago's REVPAR increase of 10.8% to $113.50 were due to increases in average room rates in all segments. At The Westin St. Francis, the average room rate for 1998 increased 6.2% to $174.96, and the occupancy rate increased 4.6 percentage points to 82.8% from the prior year. The Westin Michigan Avenue, Chicago reported a year-to-date average room rate increase of 13.5% to $159.91, and its occupancy rate decreased 1.8 percentage points to 70.9% due primarily to a decrease in the group segment.

     Consolidated rooms profit for 1998 increased 12.7% to $69.2 million from the prior year. This improvement was attributable to the REVPAR growth previously noted.

     Consolidated food and beverage revenues of $37.4 million for 1998 represent a $4.6 million or 13.9% increase compared to 1997. The Westin St. Francis reported an increase in food and beverage revenues of 18.5% or $4.3 million over 1997 due to strong banquet revenues. All of its outlets, with the exception of the St. Francis Cafe, reported increased revenues for 1998 compared to 1997. The Westin Michigan Avenue, Chicago's food and beverage revenues for 1998 increased 3.2% to $9.8 million, which is primarily attributable to an increase in group and convention demand.

     The consolidated food and beverage profit for 1998 increased 31.3% to $10.4 million over 1997. The Westin St. Francis' 49.3% increase in food and beverage profit in 1998 is a result of a 29.4% increase in profit in the Banquet department and the continued success of cost containment strategies. The Westin Michigan Avenue, Chicago's food and beverage profit remained consistent with the prior year.

     Other operating departments had consolidated revenues of $12.2 million for the year ended December 31, 1998, a $1.5 million increase over 1997. Both Hotels reported increases in telecommunication revenues in 1998, and The Westin Michigan Avenue, Chicago reported an increase in parking garage revenues from 1997.

     Consolidated operating expenses for 1998 increased 8.9% to $113.9 million. The greatest operating expense increases, other than room expenses and food and beverage expenses, were due to increased advertising and promotion and greater depreciation and amortization due to capital additions. Management fees increased 16.3% to $9.9 million over 1997 due to improved Partnership Net Operating Cash Flow, as defined in the Partnership Agreement, Section 1.24.

     1997 COMPARED WITH 1996. The Partnership had net income of $9.7 million for the year ended December 31, 1997, a 38.9% or $2.7 million increase over 1996. EBITDA for the year of $32.8 million represents a 14.2% increase over 1996. Rooms and food and beverage revenues grew at a faster rate than expenses, resulting in increased profitability. This can be attributed to both a strong national economy and the high quality, improved rooms product and food and beverage facilities that are a result of recent renovations at both Hotels, along with effective operating efficiencies.

     Consolidated rooms revenues for the year ended December 31, 1997 were $83.6 million, which is a $10.2 million or 13.9% improvement over the prior year. 1997 consolidated REVPAR increased 14.4% to $118.74. The Westin St. Francis reported rooms revenues of $55.9 million for the year ended December 31, 1997, a 14.6% increase over the prior year. The average room rate increased 12.6% to $164.71 and the occupancy rate increased 1.8 percentage points to 78.2% for a REVPAR gain of 15.2% to $128.88. The Westin Michigan Avenue, Chicago reported a 12.6% increase in rooms revenues for 1997 over 1996 for a total of $27.7 million, in spite of some rooms being out of service for renovations the last two weeks of December. Its average room rate increased 8.2% to $140.85 and its occupancy rate improved 3.0 percentage points to 72.7% for a 1997 REVPAR gain of 12.9% over 1996 to $102.45. Both Hotels experienced increases in both the occupancy levels and the average rate for the group segment, resulting in significantly increased rooms revenues. Both Hotels achieved higher average rate in the individual segment which more than offset the decline in individual segment occupancy resulting in a positive gain to rooms revenues. The strength in demand allowed management to pursue higher-rated business and to displace lower-rated business.

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

     Consolidated food and beverage revenues for 1997 of $32.8 million were $5.3 million or 19.3% better than 1996. A major portion of this increase was due to increased banquet revenues which are directly attributable to an increase in the group meeting market mix. The Westin St. Francis reported $4.3 million higher food and beverage revenues in 1997 than in 1996. This 22.6% gain resulted in total food and beverage revenues of $23.3 million. All of its outlets, with the exception of the Compass Rose, reported greater revenues for 1997 compared to 1996; however, the most substantial portion of the increase, $3.7 million, came from banquets. The Westin Michigan Avenue, Chicago's 1997 food and beverage revenues of $9.5 million represent a 12.5% or $1.0 million improvement over 1996. The Westin Michigan Avenue, Chicago also experienced a strong increase in banquet revenues, $0.6 million, offsetting a slight decline in outlet revenues for 1997 compared to 1996. The numerous dining options in the downtown Chicago area places substantial competitive pressure on the Hotel's main restaurant.

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

     The major increases in other operating expenses for 1997 compared to 1996 are as follows: management fees, $2.9 million, the majority of which was attributable to incentive management fees which increased as a result of improved Partnership Net Operating Cash Flow, as defined in the Partnership Agreement; local taxes and insurance, $1.7 million, of which $0.9 million is attributed to an additional assessment in property taxes upon re-appraisal of The Westin St. Francis for the tax years 1995 through 1997, payable over five years (see Note 5 of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data," below); $1.2 million in depreciation and amortization due to the increase in property and equipment; and $1.1 million for advertising and business promotion due primarily to increased national advertising expenses and marketing fees.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Partnership had cash and cash equivalents of $31.5 million, a $15.8 million increase from December 31, 1997. During 1998, total net cash provided by operating activities equaled $40.3 million.

     In 1998, a total of $11.3 million was deposited into the FF&E Reserve Accounts as required by the Restructuring Agreement. This amount, plus interest, less $15.6 million expended in capital expenditures in 1998, was recorded in restricted cash on the consolidated balance sheets. In 1998, a total of $6.1 million was deposited into the Tax Escrow Accounts for payment of real and personal property taxes as required by the Restructuring Agreement. This amount, plus interest, less payments of $4.0 million for real and personal property taxes, was recorded in cash and cash equivalents, restricted on the consolidated balance sheets.

     A total of $15.2 million was spent for capital improvements in 1998 for both Hotels. The Westin St. Francis spent $6.1 million in 1998 for capital improvements, of which $1.2 million was spent on the main building facade restoration; $3.1 million on the renovation of food and beverage facilities; $0.5 million on guest room renovations; and the remaining $1.3 million in other areas, including lobby and minibar renovations. The Westin Michigan Avenue, Chicago spent $9.1 million for capital improvements in 1998. Of this amount, $7.6 million was spent on extensive renovation of the tower rooms, $0.4 million was spent on a roof replacement; $0.4 million on the renovation of food and beverage facilities; and the remaining $0.7 million on various other projects, such as EDP equipment modernization and engineering equipment upgrades. As stipulated by the Restructuring Agreement, variances from the original estimated amounts reflect timing adjustments and were either approved by the Lender or were within the limits required by the Restructuring Agreement.

     Expenditures in 1999 will total approximately $14.3 million. The Westin St. Francis is budgeted to spend approximately $8.5 million on capital improvements in 1999. Approximately $1.0 million is to be spent on guest room renovations; $1.6 million on the renovation of food and beverage facilities; $3.3 million on other areas, such as health club renovations and telephone upgrades; and $2.6 million on the facade project. The facade restoration is scheduled to be completed in 1999. The Westin Michigan Avenue, Chicago expects to spend $5.8 million for capital improvements during 1999. Approximately $0.3 million is expected to be spent on a garage entrance facade, floor and ceiling renovations; $2.6 million on updating EDP and engineering systems; and $2.9 million for food and beverage equipment and facility upgrades. All capital projects are subject to approval by the Lender and the General Partner.

     The Mortgage Loans, as restructured, provide for scheduled payments of $10.8 million in 1998 and 1999.

     Per the terms of the Restructuring Agreement, the Partnership was prohibited from making cash distributions to the limited partners in 1994 and 1995. In 1997, distributions resumed after satisfying certain conditions as outlined in the Restructuring Agreement. Due to improved Net Cash Flow, cash distributions in the amount of $47.50 per Unit each were paid to the limited partners on September 15, 1997 and December 15, 1997, resulting in total 1997 distributions of $95.00 per Unit. Continued improvement in Net Cash Flow resulted in an annual aggregate cash distribution in the amount of $95.00 per Unit in 1998. The distribution was paid in quarterly installments of $23.75 per Unit on March 13, 1998, June 12, 1998, September 11, 1998 and December 14, 1998. The distributions were paid to limited partners of record as of each quarter end date.

     At this time, the General Partner anticipates that the cash flow from operations and the contributions to the FF&E Reserve Accounts will provide adequate funding for payments on the Mortgage Loans and 1999 capital expenditures. In addition, barring any unforeseen adverse occurrence, the General Partner anticipates that the Partnership will be in a position to continue distributions to the limited partners at an annual level of $95.00 per Unit in 1999. Future distributions will be based on available Net Cash Flow and are dependent upon the Net Cash Flow generated by the Hotels and the adequacy of cash reserves. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership Agreement and will be distributed to the limited partners within 75 days of the end of the quarter.

     When the Partnership was formed in 1986, it was anticipated that a sale or refinancing of the Hotels would be explored after eight years of Partnership operations. Beginning with 1994, the Partnership Agreement directed the General Partner to actively review opportunities to sell or refinance the Hotel properties on behalf of the Partnership. During 1994, the General Partner emphasized restructuring the debt to stabilize both Hotels and to allow them to remain competitive in their respective markets. As required by the Partnership Agreement, the General Partner will use its best efforts to sell or refinance the Hotel properties by 2001. As indicated in correspondence to limited partners dated November 23, 1998 and February 11, 1999, the General Partner is currently evaluating the possible sale of one or both of the Hotels. This process is still in the preliminary stages, which include property valuation, market assessment and broker selection. As of the date of this filing, however, none of these stages have been completed, although the General Partner has commissioned an independent third party to begin an appraisal of the Hotels.

RISKS RELATING TO YEAR 2000

     Many computer systems were originally designed to recognize calendar years by the last two digits in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, within the current year, the computerized systems, which include information and non-information technology systems, and applications used by the Partnership will need to be reviewed and evaluated to ensure all such financial, information and operational systems are Year 2000 compliant.

     STATE OF READINESS. The General Partner has assembled a team of computer experts to address the Year 2000 compliance issue which will be completed in three phases as follows:

PHASE                      DESCRIPTION                         STATUS      ESTIMATED COMPLETION
-----   -------------------------------------------------    ----------    --------------------
   I    Discovery                                             Complete             --
        - Identify computerized systems, including
          information and non-information systems
        - Inventory all computerized systems
        - Contact vendors for compliance statements
  II    Testing                                              In process    Second Quarter 1999
        - Test all applications and hardware with
        validation tools
        - Submit test statistics to an independent third
        party for verification
        - Review test results
 III    Remediation                                          In process    Third Quarter 1999
        - Implement modifications or upgrades, as
        necessary

     YEAR 2000 PROJECT COSTS. The total costs for the Year 2000 compliance review, evaluation, assessment and remediation efforts are not expected to be in excess of $350,000. Of this amount, approximately $130,000 had been incurred as of December 31, 1998.

     PARTNERSHIP YEAR 2000 RISKS. There can be no assurance that the efforts related to the Year 2000 compliance will be sufficient to make the Hotels' computerized systems and applications Year 2000 compliant in a timely manner or that the allocated resources will be sufficient. A failure to become Year 2000 compliant could affect the integrity of the guest check-in, billing and accounting functions. Certain physical property, machinery and equipment could also fail resulting in safety risks and guest dissatisfaction.

     CONTINGENCY PLAN. The Partnership is in the process of developing its contingency plan for the Hotels to provide for the most likely worst case scenarios regarding Year 2000 compliance. This contingency plan is expected to be completed in late 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following documents are filed as part of this report:

Report of Independent Public Accountants....................       14
Consolidated Balance Sheets.................................       15
Consolidated Statements of Operations.......................       16
Consolidated Statements of Partners' Capital (Deficit)......       17
Consolidated Statements of Cash Flows.......................       18
Notes to Consolidated Financial Statements..................    19-24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Westin Hotels Limited Partnership:

     We have audited the accompanying consolidated balance sheets of the Westin Hotels Limited Partnership and subsidiaries (the "Partnership") (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

                                          --------------------------------------

Phoenix, Arizona,
February 22, 1999.

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT UNITS)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents, including restricted cash of
     $2,779 in 1998 and $561 in 1997........................    $ 31,524        $ 15,750
  Guest and trade accounts receivable, less allowance for
     doubtful accounts of $290 in 1998 and $278 in 1997.....       8,753           8,408
  Other receivables.........................................         192             745
  Inventories...............................................         641             641
  Prepaid expenses and other current assets.................         858           1,640
                                                                --------        --------
Total current assets........................................      41,968          27,184
                                                                --------        --------
Property and equipment, at cost:
  Buildings and improvements................................     178,849         177,438
  Furniture, fixtures and equipment.........................     111,064          95,648
  Expendable supplies.......................................       2,031           2,031
                                                                --------        --------
                                                                 291,944         275,117
  Less accumulated depreciation and amortization............     116,282         106,092
                                                                --------        --------
                                                                 175,662         169,025
  Construction in progress..................................         722           2,330
  Land......................................................      62,599          62,599
                                                                --------        --------
Land, property and equipment, net...........................     238,983         233,954
                                                                --------        --------
Restricted cash.............................................       3,890           7,960
Other assets................................................         820             687
                                                                --------        --------
                                                                $285,661        $269,785
                                                                ========        ========
                       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
  Accounts payable --
     Trade and other........................................    $  1,601        $  2,147
     General Partner and affiliates.........................       5,945           1,998
                                                                --------        --------
  Total accounts payable....................................       7,546           4,145
  Accrued expenses..........................................      11,150           9,587
  Current maturities of long-term obligations...............         735             564
  Other current liabilities.................................       1,340           1,296
                                                                --------        --------
Total current liabilities...................................      20,771          15,592
Long-term obligations.......................................     128,122         129,180
Long-term obligation to General Partner.....................      36,928          33,809
Deferred incentive management fees payable to General
  Partner...................................................      25,618          22,281
                                                                --------        --------
Total liabilities...........................................     211,439         200,862
                                                                --------        --------
Minority interests..........................................       3,981           3,733
                                                                --------        --------
Commitments and contingencies
Partners' capital (deficit):
  General Partner...........................................      (2,563)         (2,307)
  Limited Partners (135,600 Units issued and outstanding)...      72,804          67,497
                                                                --------        --------
Total Partners' capital.....................................      70,241          65,190
                                                                --------        --------
                                                                $285,661        $269,785
                                                                ========        ========

The accompanying notes are an integral part of these consolidated balance sheets

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Operating revenues:
  Rooms.....................................................  $ 94,724   $ 83,600   $ 73,375
  Food and beverage.........................................    37,354     32,793     27,477
  Other operating departments...............................    12,158     10,660     10,098
                                                              --------   --------   --------
Total operating revenues....................................   144,236    127,053    110,950
                                                              --------   --------   --------
Operating expenses:
  Rooms.....................................................    25,493     22,162     19,631
  Food and beverage.........................................    26,946     24,866     21,963
  Other operating departments...............................     3,407      3,241      2,933
  Administrative and general................................     9,600      9,509      8,840
  Related-party management fees.............................     9,949      8,554      5,672
  Advertising and business promotion........................    10,257      8,513      7,425
  Property maintenance and energy...........................     8,733      8,495      8,273
  Local taxes and insurance.................................     8,470      9,170      7,466
  Rent......................................................       817        802        778
  Depreciation and amortization.............................    10,190      9,282      8,070
                                                              --------   --------   --------
Total operating expenses....................................   113,862    104,594     91,051
                                                              --------   --------   --------
Operating profit............................................    30,374     22,459     19,899
                                                              --------   --------   --------
Other income (expense):
  Interest income...........................................     1,284      1,103        787
  Interest expense..........................................   (10,360)   (10,624)   (10,812)
  Interest expense on long-term obligation to General
     Partner................................................    (3,119)    (3,014)    (2,697)
  Other, net................................................         2        (68)       (67)
                                                              --------   --------   --------
Net other expense...........................................   (12,193)   (12,603)   (12,789)
                                                              --------   --------   --------
Income before minority interests............................    18,181      9,856      7,110
Minority interests..........................................      (248)      (165)      (132)
                                                              --------   --------   --------
Net income..................................................  $ 17,933   $  9,691   $  6,978
                                                              ========   ========   ========
Net income per Unit.........................................  $ 132.25   $  71.47   $  51.46
                                                              ========   ========   ========
Units outstanding...........................................   135,600    135,600    135,600
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                 (IN THOUSANDS)

                                                              GENERAL    LIMITED
                                                              PARTNER    PARTNERS     TOTAL
                                                              -------    --------    --------
Balance at December 31, 1995................................  $(1,795)   $ 63,198    $ 61,403
  Net income (loss).........................................     (231)      7,209       6,978
                                                              -------    --------    --------
Balance at December 31, 1996................................   (2,026)     70,407      68,381
  Cash distributions........................................       --     (12,882)    (12,882)
  Net income (loss).........................................     (281)      9,972       9,691
                                                              -------    --------    --------
Balance at December 31, 1997................................   (2,307)     67,497      65,190
  Cash distributions........................................       --     (12,882)    (12,882)
  Net income (loss).........................................     (256)     18,189      17,933
                                                              -------    --------    --------
Balance at December 31, 1998................................  $(2,563)   $ 72,804    $ 70,241
                                                              =======    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
OPERATING ACTIVITIES
Net income..................................................  $ 17,933    $  9,691    $  6,978
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization of property and equipment...    10,190       9,282       8,070
  Amortization of loan fees.................................        42          90          --
  Interest on long-term obligation to General Partner.......     3,119       4,436       4,277
  Interest earned on restricted cash........................      (219)       (367)       (207)
  Minority interests........................................       248         165         132
Changes in assets and liabilities:
  (Increase) decrease in receivables........................       208      (2,192)     (2,107)
  Increase in inventories...................................        --        (125)         --
  (Increase) decrease in prepaid expenses and other current
    assets..................................................       782        (359)        396
  Increase in accounts payable..............................     3,401       1,037           4
  Increase in accrued expenses and other current
    liabilities.............................................     1,607         256       2,053
  Increase (decrease) in other long-term obligations........      (333)      1,238          --
  Increase in deferred incentive management fees payable to
    General Partner.........................................     3,337       2,856       3,176
                                                              --------    --------    --------
    Net cash provided by operating activities...............    40,315      26,008      22,772
                                                              --------    --------    --------
INVESTING ACTIVITIES
Proceeds from sales of equipment............................        --          14          13
Acquisition of property and equipment.......................   (15,175)     (9,993)    (15,985)
Increase in restricted cash.................................   (11,263)    (10,836)    (17,927)
Decrease in restricted cash to fund acquisitions of property
  and
  equipment.................................................    15,552       9,261      15,671
(Increase) decrease in other assets.........................      (175)       (120)         33
                                                              --------    --------    --------
    Net cash used in investing activities...................   (11,061)    (11,674)    (18,195)
                                                              --------    --------    --------
FINANCING ACTIVITIES
Cash distributions..........................................   (12,882)    (12,882)         --
Loan restructuring costs....................................        --        (294)         --
Repayment of long-term obligations..........................      (598)       (160)       (170)
                                                              --------    --------    --------
    Net cash used in financing activities...................   (13,480)    (13,336)       (170)
                                                              --------    --------    --------
Net increase in cash and cash equivalents...................    15,774         998       4,407
Cash and cash equivalents at beginning of year..............    15,750      14,752      10,345
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $ 31,524    $ 15,750    $ 14,752
                                                              ========    ========    ========
Supplemental disclosures of cash flow information:
Non-cash financing and investing transactions --
  Equipment acquired under capital lease....................  $     44    $     --    $     --
Cash paid during the year for interest......................  $ 10,361    $  9,210    $  9,216

  The accompanying notes are an integral part of these consolidated financial statements.

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of Westin Hotels Limited Partnership, a Delaware limited partnership (the "Partnership"), and its subsidiary limited partnerships, The Westin St. Francis Limited Partnership and The Westin Chicago Limited Partnership (the "Hotel Partnerships"). The Westin St. Francis Limited Partnership owns and operates The Westin St. Francis in downtown San Francisco, California, and The Westin Chicago Limited Partnership owns and operates The Westin Michigan Avenue, Chicago (formerly The Westin Hotel, Chicago) in downtown Chicago, Illinois (individually a "Hotel," collectively the "Hotels"). All significant intercompany transactions and accounts have been eliminated. Certain of the prior years' amounts have been reclassified to conform with the 1998 presentation.

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

     CASH EQUIVALENTS AND RESTRICTED CASH. Cash equivalents consist of highly liquid debt instruments bearing floating interest rates and other short-term investments purchased with original maturities of three months or less. Restricted cash consists of amounts deposited in interest-bearing money market accounts restricted by a Partnership lender (see Notes 3 and 5). The Partnership's carrying amount approximates the fair value of cash equivalents and restricted cash due to the short term nature of these instruments.

     INVENTORIES. Inventories, principally food and beverage and supplies, are valued at the lower of cost (first-in, first-out) or market value.

     PROPERTY AND EQUIPMENT. Depreciation of property and equipment is provided principally on the straight-line method over the assets' estimated useful lives as follows:

Buildings........................................  40 years
Building improvements............................  Remaining life of building
Furniture, fixtures and equipment................  7 to 12 years

     Amortization of property and equipment under capital leases is provided on the straight-line method over the lesser of the assets' estimated useful lives or the lease terms.

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

     In the event that facts and circumstances indicate that the cost of property and equipment may be impaired, an evaluation of recoverability would be performed. This evaluation would include the comparison of the future estimated undiscounted cash flows associated with the assets to the carrying

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

amount of these assets to determine if a write-down to market value using discounted cash flows is required.

     ADVERTISING COSTS. The Partnership expenses the production costs of advertising the first time the advertising takes place.

     INCOME TAXES. The Partnership does not record any provision for federal and state income taxes in its consolidated financial statements. All items of income, gain, loss, deduction or credit for federal and state income tax purposes are allocated to the partners of the Partnership for inclusion in their individual income tax returns. The reported amounts of the Partnership's net assets and liabilities exceeded the related tax bases by approximately $59,003,000 and $53,061,000 at December 31, 1998 and 1997, respectively.

     CONCENTRATION OF CREDIT RISK. Financial instruments which potentially subject the Hotels to a concentration of credit risk consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable are limited due to the wide variety of customers and industries to which the Hotels services are sold, as well as the customer dispersion across many geographic areas. Additionally, the Hotels perform ongoing credit evaluations of their customers' financial condition and maintain allowances for potential credit losses.

NOTE 2.  ORGANIZATION

     The Partnership was formed on April 25, 1986 to invest in hotel properties by acquiring limited partnership interests in the Hotel Partnerships. The Partnership will continue until December 31, 2036, unless terminated sooner under the provisions of the Partnership Agreement.

     Westin Realty Corp. ("Westin Realty"), formerly a wholly owned subsidiary of Westin Hotel Company ("Westin"), now a wholly owned subsidiary of Starwood Hotels & Resorts Worldwide, Inc., is the sole General Partner of the Partnership and subject to the Partnership Agreement. On August 28, 1986, Westin Realty acquired all of the limited partnership interests in the Hotel Partnerships (which represented 91.62% of the fair value of the Hotel Partnerships' net assets) and contributed these interests, valued at $135,600,000, to the Partnership in exchange for all of the limited partnership interests in the Partnership. Westin Realty then sold these limited partnership interests in a public offering. The remaining 8.38% interest in the Hotel Partnerships was retained by the predecessor owners, subsidiaries of Westin.

     In January 1997, The Westin Hotel, Chicago was renamed The Westin Michigan Avenue, Chicago to distinguish it from The Westin River North, Chicago, also located in downtown Chicago.

     On January 2, 1998, Starwood Hotels & Resorts (the "Trust"), a real estate investment trust ("REIT"), whose shares are paired and trade together as a unit with Starwood Hotels & Resorts Worldwide, Inc. (the "Corporation" and, together with the Trust, "Starwood"), a hotel management and operating company, completed the merger of Westin Hotels & Resorts Worldwide, Inc. ("Westin Worldwide"). Pursuant to the Transaction Agreement, Westin Worldwide, including its wholly owned subsidiary Westin Hotel Company, were merged with and into the Trust and the separate corporate existence of Westin Worldwide and Westin Hotel Company thereupon ceased. Westin Realty, St. Francis Corp. and 909 Corp., each formerly wholly owned subsidiaries of Westin Hotel Company, are now wholly owned subsidiaries of the Corporation. The merger does not change the structure of the General Partners' and limited partners' ownership interest in either the Partnership or the Hotel Partnerships.

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On January 6, 1999, Starwood completed a restructuring and, as a result, gave up its status as a paired-share REIT for federal tax purposes (the "Restructuring"). The Restructuring did not change the structure of the Hotels or the Hotel Partnerships.

     The Hotel Partnerships' profits and losses are generally allocated 99% to the Hotel Partnership and 1% to minority interests. Partnership profits and losses are further allocated 99% to the limited partners and 1% to the General Partner, with the exception of depreciation expense, which is allocated 92.55% to the limited partners and 7.45% to the General Partner. Because of the allocation of depreciation expense, the General Partner's share of profits and losses since inception is a net loss, resulting in a deficit balance in the General Partner capital account. The Partnership Agreement specifies that if a deficit balance exists after liquidation of the Hotel Partnerships' assets, the General Partner would be obligated to contribute cash to the Partnership equal to the lesser of (i) the deficit balance in such capital account, or (ii) 1.01% of the capital contributions of the limited partners reduced by all capital contributions of the General Partner to, but not including, such specified time.

     Except for the following restrictions outlined in the mortgage loans restructuring agreement completed in June 1994 (hereinafter this agreement and any amendments to it are referred to as the "Restructuring Agreement"), Net Cash Flow of the Partnership, as defined in the Partnership Agreement in Section 1.24, is distributed first to the limited partners until certain preferential distributions are achieved and then allocated to both the General Partners and limited partners depending on factors related to the source of the Net Cash Flow and cash distributions as specified in the Partnership Agreement. The Restructuring Agreement permitted cash distributions to the limited partners in 1996 subject to the Hotels achieving certain performance levels in the two years prior to 1996. However, the Hotels did not achieve these performance levels. Distributions were permitted beginning in 1997 subject to the Hotels achieving certain performance levels in the three years prior to 1997. The Hotels achieved these performance levels and a distribution of $12,882,000 was made to the limited partners in each of 1998 and 1997.

NOTE 3.  RESTRICTED CASH

     As required by the Restructuring Agreement, deposits to the Furniture, Fixture and Equipment Reserve Accounts ("FF&E Escrow Accounts") for 1998 and 1997 totaled $11,263,000 and $10,836,000, respectively. FF&E Escrow Accounts are included in long-term assets in the accompanying balance sheets.

     As required by the Restructuring Agreement, $6,066,000 and $5,424,000 were deposited to the Tax Escrow Accounts in 1998 and 1997, respectively. This account is used to pay real and personal property taxes as they become due. The Tax Escrow Accounts are included in cash and cash equivalents in the accompanying consolidated balance sheets.

NOTE 4.  ACCRUED EXPENSES

     Accrued expenses include the following at December 31:

                                                               1998       1997
                                                              -------    ------
                                                               (IN THOUSANDS)
Salaries, wages and other related benefits..................  $ 3,658    $3,851
Estimated property and other taxes..........................    4,905     4,209
Accrued interest............................................      892       893
Other.......................................................    1,695       634
                                                              -------    ------
          Total.............................................  $11,150    $9,587
                                                              =======    ======

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 5.  LONG-TERM OBLIGATIONS

     Long-term obligations include the following at December 31:

                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Mortgage loans bearing effective interest at 8.06%..........  $127,941    $128,442
Capital lease obligations...................................        11          64
Other.......................................................       905       1,238
                                                              --------    --------
                                                               128,857     129,744
Less current maturities.....................................       735         564
                                                              --------    --------
          Total.............................................  $128,122    $129,180
                                                              ========    ========
Subordinated note, payable to the General Partner, bearing
  interest at prime plus 1% (8.75% at December 31, 1998 and
  9.5% at December 31, 1997) See Note 8.....................  $ 36,928    $ 33,809
                                                              ========    ========

     On May 27, 1997, existing mortgage loans on the Hotels were restructured pursuant to the Restructuring Agreement between The Teacher Retirement System of Texas, the Partnership, the Hotel Partnerships, St. Francis Hotel Corporation (general partner of The Westin St. Francis Limited Partnership), 909 North Michigan Avenue Hotel Corporation (general partner of The Westin Chicago Limited Partnership) and Westin Realty Corp.

     The Restructuring Agreement provided for an extension of the maturity date for each of the Hotel's existing mortgage loans from August 31, 2001 to November 30, 2006. The interest rates on the principal balances of the original mortgage loans were reduced to 8.85% per annum from 10.0% per annum for the period from December 1, 1997 through November 30, 1998 and to 8.85% per annum from 10.25% per annum for the period from December 1, 1998 through maturity. The restructuring resulted in a decrease in the effective interest rate on the mortgage loans from 8.55% per annum to 8.06% per annum from the date of the agreement through maturity.

     Through November 30, 1999, the restructured loans require the payment of interest only each quarter in arrears. From December 1, 1999 to November 30, 2006, the loans require blended payments of principal and interest each quarter in arrears in such amount necessary to repay the principal balance of each note (together with interest at the fixed interest rate) on the basis of a 25-year amortization schedule. Aggregate quarterly payments on the mortgage loans are as follows: $10,840,000 for 1999 and $12,208,000 through December 1, 2006, at which time the remaining outstanding principal balance plus all accrued and unpaid interest is due and payable.

     The prepayment provisions of the Mortgage Loans have been amended. Under the terms and conditions of this restructuring, the prepayment penalty for The Westin Michigan Avenue, Chicago loan has been reinstated except in the case of a repayment resulting from a sale to a third party. The termination date for the prepayment penalty for The Westin St. Francis loan has been extended to the year 2006 from the year 2001. With respect to a hotel sale to a third party, however, there will be no prepayment penalty if the sale occurs after August 31, 2001.

     In July 1997, The Westin St. Francis received notification of a property tax assessment totaling $1,189,000 for the tax years ended June 30, 1997 and 1996. The assessment qualifies for a five-year payment plan, which the Partnership has elected, and is as follows: principal and interest payments of $285,000 for 1999 through 2002. Interest is calculated at 8.55% per annum. Payments in 1997 totaled $285,000. No payments were required in 1998.

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Scheduled principal payments on long-term obligations are $735,000 in 1999, $2,218,000 in 2000, $2,404,000 in 2001, $2,604,000 in 2002, $2,537,000 in 2003
and $155,287,000 thereafter.

     For debt based on prime rates, fair value approximates carrying value due to the variable nature of interest rates. For fixed rate debt, fair value is determined based on discounted cash flows for the debt at a rate deemed reasonable for the type of debt and prevailing market conditions and, if appropriate, the length to maturity for the debt. The carrying values of the Partnership's mortgage loans and subordinated note approximate fair values, due to the interest rates being based on prime or in line with market rates.

NOTE 6.  OPERATING LEASES

     The Hotels rent various property and equipment under operating leases. Minimum annual rental expense under the operating leases in effect at December 31, 1998 are as follows (in thousands):

1999................................................  $  404
2000................................................     332
2001................................................     236
2002................................................     168
Thereafter..........................................      --
                                                      ------
                                                      $1,140
                                                      ======

     Rental expense for operating leases was $800,000, $768,000 and $744,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

     Because of the nature of the hotel business, the Hotel Partnerships are subject to various claims and legal actions incidental to the ordinary course of their operations, including such matters as contract and lease disputes and complaints alleging personal injury, property damage and employment discrimination. The General Partner believes that the outcome of any such pending claims for proceedings, individually or in the aggregate, will not have a material adverse effect upon the business, financial condition or results of operations of the Partnership.

NOTE 8.  RELATED PARTY TRANSACTIONS

     Westin Realty is responsible for the management and administration of the Partnership. In accordance with the Partnership Agreement, the Partnership reimburses Westin Realty for expenses in connection with such services, which totaled approximately $538,000 in 1998, $607,000 in 1997 and $583,000 in 1996.

     Affiliates of the General Partner, including Starwood, as the manager of the Hotels, receive base management fees from the Partnership. Base management fees totaled approximately $3,350,000 in 1998, $2,859,000 in 1997 and $2,496,000
in 1996. Starwood also earns an incentive management fee of 20% of annual Net Operating Cash Flow, as defined in the management agreement. Earned incentive management fees totaled approximately $6,599,000 in 1998, $5,695,000 in 1997 and $3,176,000 in 1996. Incentive management fee payments are subordinate to the limited partners receiving certain preferential returns. As a result, approximately $3,262,000 of 1998 incentive management fees were deferred for payment until the first quarter of 1999. Deferred incentive management fees bear no interest and are payable from the proceeds of a sale or refinancing of the Hotels or available Net Cash Flow, as defined. Determining the fair value of the deferred incentive management fee liability is not

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

practicable due to uncertainty as to when the liability will be paid. In any event, the fair value of the liability does not exceed the carrying amount. The management agreements terminate in December 2026.

     The Partnership paid marketing fees to Starwood and affiliates totaling approximately $2,743,000 in 1998 and $2,414,000 in 1997. Additionally, the Hotels paid approximately $6,455,000 and $8,137,000 in 1998 and 1997, respectively, to the General Partner for services provided by the General Partner and in connection with certain other transactions such as property and workers' compensation insurance, systems support, reservations and advertising.

     As disclosed in Note 5, at December 31, 1998, the subordinated loan from Westin Realty to the Partnership totaled $36,928,000, which includes $11,928,000 of accrued interest. At December 31, 1997, the balance was $33,809,000 and included $8,809,000 of accrued interest. Payments on the subordinated loan are due on the fifteenth anniversary of each advance. The first payment is due in June 2009.

NOTE 9.  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data is as follows:

                                   FIRST     SECOND      THIRD     FOURTH      TOTAL
                                  -------    -------    -------    -------    --------
                                        (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
1998 QUARTERS
Operating revenues..............  $31,660    $37,044    $36,542    $39,299    $144,545
Operating profit................  $ 4,245    $ 8,645    $ 8,931    $ 8,862    $ 30,683
Net income......................  $ 1,106    $ 5,409    $ 5,533    $ 5,885    $ 17,933
Net income per Unit.............  $  8.16    $ 39.89    $ 40.80    $ 43.40    $ 132.25

1997 QUARTERS
Operating revenues..............  $26,394    $32,184    $33,757    $34,718    $127,053
Operating profit................  $ 1,863    $ 6,578    $ 7,536    $ 6,482    $ 22,459
Net income (loss)...............  $(1,353)   $ 3,388    $ 4,431    $ 3,235    $  9,691
Net income (loss) per Unit......  $(10.05    $ 24.99    $ 32.68    $ 23.85    $  71.47

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Hotel Partnerships have no directors or officers. Business policy-making functions of the Hotel Partnerships are carried out through the directors and officers of the General Partners.

     Westin Realty's directors and officers and their current positions are as follows:

Theodore W. Darnall.........  President, Secretary and Principal Executive Officer
                              Vice President, Treasurer and Principal Financial
Mark D. Rozells.............  Officer
                              Vice President, Director and Principal Accounting
Alan M. Schnaid.............  Officer
James D. Latham.............  Vice President and Director
David C. King...............  Vice President
Ronald C. Brown.............  Director
Frederick J. Kleisner.......  Director
Richard D. Nanula...........  Director

     Mark D. Rozells, Alan M. Schnaid, James D. Latham, Ronald C. Brown and Richard D. Nanula assumed their current positions in September 1998.

     Theodore W. Darnall serves as the President, Secretary and Principal Executive Officer. Mr. Darnall was named the Corporation's Executive Vice President, Hotel Operations, North America, in March 1998. From April 1996 to March 1998, he served as the Executive Vice President and Chief Operating Officer of the Corporation. Prior to joining the Corporation, he served as the Senior Vice President, Operations, of Interstate Hotel Company from August 1995 to April 1996.

     Mark D. Rozells currently serves as a Vice President, Treasurer and Principal Financial Officer. Mr. Rozells is the Senior Vice President of Finance and Treasurer of the Corporation. Mr. Rozells has been with the Corporation since April 1998. Prior to joining the Corporation, he was with The Walt Disney Company ("Disney") since June 1990 and was named Vice President in December 1993.

     Alan M. Schnaid currently serves as a Vice President, Director and Principal Accounting Officer. Mr. Schnaid is the Senior Vice President and Corporate Controller of the Corporation. Mr. Schnaid has been with the Corporation since August 1994 and has served as Assistant Corporate Controller and Vice President and Corporate Controller. Prior to joining the Corporation, he served as Senior Accountant at Mazars and Company from January 1993 to August 1994 and served as Senior Accountant at Kenneth Leventhal and Company, a national real estate accounting firm, from January 1991 to January 1993.

     James D. Latham currently serves as a Vice President and Director. Mr. Latham has served as the Senior Vice President, General Counsel and Secretary of ITT Sheraton Corporation, a subsidiary of the Corporation, since 1992.

     David C. King currently serves as a Vice President. Mr. King has been with the Corporation since January 1998 as a Vice President of Operations. Prior to joining the Corporation, he was the Area Managing Director for Westin since 1994.

     Ronald C. Brown currently serves as a Director. Mr. Brown has been Executive Vice President and Chief Financial Officer of the Corporation since March 1998 and was Senior Vice President and Chief Financial Officer of the Trust from July 1995 through March 1998. Prior to joining the Trust, Mr. Brown was President of Sonoran Hotel Advisors, L.L.C., a hotel REIT advisory firm, from August 1994 to July 1995. From December 1990 to August 1994, Mr. Brown held various positions with Doubletree Corporation, a hotel operating company, including Chief Financial Officer and President. From March 1988 to April 1992, Mr. Brown was Chief Financial Officer for Canadian Pacific Hotels Corporation, a hotel operating company.

     Frederick J. Kleisner currently serves as a Director. Mr. Kleisner has been with the Corporation since the acquisition of Westin in January 1998 and was named President and Chief Operating Officer, The Americas, for the Corporation in March 1998. He joined Westin in August 1995 and served as President and Chief Operating Officer. Prior to joining Westin, he served as Group President, Operations, for Interstate Hotels Corporation.

     Richard D. Nanula currently serves as a Director. Mr. Nanula has been President and Chief Operating Officer of the Corporation since January 6, 1999. Mr. Nanula joined the Corporation as its President and Chief Executive Officer in June 1998. Prior to joining the Corporation, Mr. Nanula was the Chief Financial Officer of Disney from 1996 through 1998 and from 1991 through 1995. Mr. Nanula was the President of Disney Stores, a division of Disney, from 1995 through 1996 and a Senior Executive Vice President of Disney from 1996. Prior to 1991, Mr. Nanula was Vice President and Treasurer of Disney and worked in the strategic planning department for four years.

     The following persons are directors and/or officers of both Hotel General Partners as indicated:

Theodore W. Darnall.........  President, Secretary and Principal Executive Officer
                              Vice President, Treasurer and Principal Financial
Mark D. Rozells.............  Officer
                              Vice President, Director and Principal Accounting
Alan M. Schnaid.............  Officer
James D. Latham.............  Vice President and Director
David C. King...............  Vice President
Ronald C. Brown.............  Director
Frederick J. Kleisner.......  Director
Richard D. Nanula...........  Director

ITEM 11.  EXECUTIVE COMPENSATION.

     As noted in Item 10 above, the Hotel Partnerships have no directors, officers or other employees. However, under the respective Limited Partnership Agreements for the Hotel Partnerships, Westin Realty, as General Partner of the Partnership, is responsible for the administration and management of the Partnership, and St. Francis Corp. and 909 Corp., as General Partners of the Hotel Partnerships, are responsible for the administration and management of the Hotel Partnerships. The General Partners, however, receive no fees for providing these services to the Partnership. Moreover, neither the Partnership nor the Hotel Partnerships are directly responsible for the payment of any executive compensation to the officers of the General Partners.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of December 31, 1998, no person owned of record, or to the Partnership's knowledge owned beneficially, more than 5% of the total number of Units.

     As of the date of this filing, as a result of certain tender offers, Kalmia owned 4.61% of the total number of Units. If the Unit sale transfer requests for 1999 and 2000 were not suspended, Kalmia would own 6.5% of the total number of Units as of the date of this filing.

     The officers and directors of the General Partners, as a group, beneficially own no Units. Two affiliates of Westin Realty own a total of 279 limited partnership Units, representing less than a 1% ownership interest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Ronald C. Brown and Richard D. Nanula serve as officers and/or directors of Westin Realty and as principal officers of Starwood. The Partnership has engaged various subsidiaries of Starwood to provide services to the Hotels. See Note 8 of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) 1.  FINANCIAL STATEMENTS.

     The following documents are filed as part of this report:

Report of Independent Public Accountants....................     14
Consolidated Balance Sheets.................................     15
Consolidated Statements of Operations.......................     16
Consolidated Statements of Partners' Capital (Deficit)......     17
Consolidated Statements of Cash Flows.......................     18
Notes to Consolidated Financial Statements..................  19-24

(A) 2.  FINANCIAL STATEMENT SCHEDULES.

     Financial statement schedules are omitted for the reason that they are not required, or because the required information is shown in the consolidated financial statements or notes thereto.

(A) 3.  EXHIBITS.

     4.  Instruments defining the rights of security holders.
         4.1    Amended and Restated Agreement of Limited Partnership of
                Westin Hotels Limited Partnership.(1)
         4.2    Amended and Restated Agreement of Limited Partnership of The
                Westin St. Francis Limited Partnership.(1)
         4.3    First Amendment to Amended and Restated Agreement of Limited
                Partnership of The Westin St. Francis Limited
                Partnership.(3)
         4.4    Amended and Restated Agreement of Limited Partnership of The
                Westin Chicago Limited Partnership.(1)
         4.5    First Amendment to Amended and Restated Agreement of Limited
                Partnership of The Westin Chicago Limited Partnership.(3)
    10.  Material contracts.
         10.1   Restructuring Agreement dated as of June 2, 1994.(3)
         10.2   Amended and Restated Management Agreements between The
                Westin St. Francis Limited Partnership and Westin Hotel
                Company, and between The Westin Chicago Limited Partnership and Westin Hotel Company, for property management services.(2)
         10.3   First Amendments to Amended and Restated Management
                Agreements of The Westin St. Francis Limited Partnership and of The Westin Chicago Limited Partnership.(3)
         10.4 Contribution Agreement between St. Francis Hotel Corporation and The Westin St. Francis Limited Partnership, and between
                909 North Michigan Avenue Corporation and The Westin Chicago
                Limited Partnership, for contribution of Hotel assets and the transfer of limited partnership interests.(2)
         10.5   Promissory Note of St. Francis Hotel Corporation dated
                August 21, 1986 to Teacher Retirement System of Texas.(1)
         10.6   First Amendment to Promissory Note of St. Francis Hotel
                Corporation dated as of June 2, 1994.(3)
         10.7   Deed of Trust, Financing Statement, Security Agreement and
                Fixture filing dated August 21, 1986 respecting The Westin
                St. Francis.(1)

         10.8   First Amendment to Deed of Trust, Financing Statement,
                Security Agreement and Fixture Filing dated as of June 2,
                1994.(3)
         10.9 Promissory Note of 909 North Michigan Avenue Corporation dated August 21, 1986 to Teacher Retirement System of
                Texas.(1)
         10.10  First Amendment to Promissory Note of 909 North Michigan
                Avenue Corporation dated as of June 2, 1994.(3)
         10.11  Mortgage and Security Agreement dated August 21, 1986 for
                The Westin Hotel, Chicago.(1)
         10.12 First Amendment to Mortgage and Security Agreement dated as of June 2, 1994.(3)
         10.13  St. Francis FF&E Escrow Agreement dated as of June 2,
                1994.(3)
         10.14  Chicago FF&E Escrow Agreement dated as of June 2, 1994.(3)
         10.15  Promissory Note dated June 2, 1994 in favor of Westin Realty
                Corp. by Westin Hotels Limited Partnership.(3)
         10.16  Loan Agreement dated as of June 2, 1994 between Westin
                Hotels Limited Partnership and Westin Realty Corp.(3)

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

(B) REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 1999.

                                          WESTIN HOTELS LIMITED PARTNERSHIP
                                          (a Delaware limited partnership)

                                          By: WESTIN REALTY CORP.,
                                            Its sole General Partner

                                          By: /s/ ALAN M. SCHNAID

                                            ------------------------------------
                                            Alan M. Schnaid
                                            Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                                          TITLE                     DATE
---------                                                          -----                     ----

/s/ THEODORE W. DARNALL                              President and Secretary             March 3, 1999
---------------------------------------------------  (Principal Executive Officer)
Theodore W. Darnall

/s/ MARK D. ROZELLS                                  Vice President and Treasurer        March 3, 1999
---------------------------------------------------  (Principal Financial Officer)
Mark D. Rozells

/s/ ALAN M. SCHNAID                                  Vice President and Director         March 3, 1999
---------------------------------------------------  (Principal Accounting Officer)
Alan M. Schnaid

/s/ JAMES D. LATHAM                                  Vice President and Director         March 3, 1999
---------------------------------------------------
James D. Latham

/s/ DAVID C. KING                                    Vice President                      March 3, 1999
---------------------------------------------------
David C. King

/s/ RONALD C. BROWN                                  Director                            March 3, 1999
---------------------------------------------------
Ronald C. Brown

/s/ FREDERICK J. KLEISNER                            Director                            March 3, 1999
---------------------------------------------------
Frederick J. Kleisner

/s/ RICHARD D. NANULA                                Director                            March 3, 1999
---------------------------------------------------
Richard D. Nanula

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 1999.

                                      THE WESTIN ST. FRANCIS LIMITED PARTNERSHIP
                                      (a Delaware limited partnership)

                                      By: ST. FRANCIS HOTEL CORPORATION,
                                         Its sole General Partner

                                      By: /s/ ALAN M. SCHNAID

                                         ---------------------------------------
                                         Alan M. Schnaid
                                         Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                                          TITLE                     DATE
---------                                                          -----                     ----

/s/ THEODORE W. DARNALL                              President and Secretary             March 3, 1999
---------------------------------------------------  (Principal Executive Officer)
Theodore W. Darnall

/s/ MARK D. ROZELLS                                  Vice President and Treasurer        March 3, 1999
---------------------------------------------------  (Principal Financial Officer)
Mark D. Rozells

/s/ ALAN M. SCHNAID                                  Vice President and Director         March 3, 1999
---------------------------------------------------  (Principal Accounting Officer)
Alan M. Schnaid

/s/ JAMES D. LATHAM                                  Vice President and Director         March 3, 1999
---------------------------------------------------
James D. Latham

/s/ DAVID C. KING                                    Vice President                      March 3, 1999
---------------------------------------------------
David C. King

/s/ RONALD C. BROWN                                  Director                            March 3, 1999
---------------------------------------------------
Ronald C. Brown

/s/ FREDERICK J. KLEISNER                            Director                            March 3, 1999
---------------------------------------------------
Frederick J. Kleisner

/s/ RICHARD D. NANULA                                Director                            March 3, 1999
---------------------------------------------------
Richard D. Nanula

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 1999.

                                      THE WESTIN CHICAGO LIMITED PARTNERSHIP
                                      (a Delaware limited partnership)

                                      By: 909 NORTH MICHIGAN AVENUE CORPORATION,
                                         Its sole General Partner

                                      By: /s/ ALAN M. SCHNAID

                                         ---------------------------------------
                                         Alan M. Schnaid
                                         Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                                          TITLE                     DATE
---------                                                          -----                     ----

/s/ THEODORE W. DARNALL                              President and Secretary             March 3, 1999
---------------------------------------------------  (Principal Executive Officer)
Theodore W. Darnall

/s/ MARK D. ROZELLS                                  Vice President and Treasurer        March 3, 1999
---------------------------------------------------  (Principal Financial Officer)
Mark D. Rozells

/s/ ALAN M. SCHNAID                                  Vice President and Director         March 3, 1999
---------------------------------------------------  (Principal Accounting Officer)
Alan M. Schnaid

/s/ JAMES D. LATHAM                                  Vice President and Director         March 3, 1999
---------------------------------------------------
James D. Latham

/s/ DAVID C. KING                                    Vice President                      March 3, 1999
---------------------------------------------------
David C. King

/s/ RONALD C. BROWN                                  Director                            March 3, 1999
---------------------------------------------------
Ronald C. Brown

/s/ FREDERICK J. KLEISNER                            Director                            March 3, 1999
---------------------------------------------------
Frederick J. Kleisner

/s/ RICHARD D. NANULA                                Director                            March 3, 1999
---------------------------------------------------
Richard D. Nanula