Form 10-Q
period 1999-03-31
WESTIN HOTELS LTD PARTNERSHIP
filed 1999-04-27
CIK 790549

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________

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

                             777 WESTCHESTER AVENUE
                             WHITE PLAINS, NY 10604
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 1-800-323-5888
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [X] Yes [ ] No

     Indicate the number of shares (units) outstanding of each of the issuer's classes of common stock (units), as of the latest practicable date.

            135,600 limited partnership units issued and outstanding
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements:
         Consolidated Balance Sheets.................................    2
         Consolidated Statements of Income...........................    3
         Consolidated Statement of Partners' Capital (Deficit).......    4
         Consolidated Statements of Cash Flows.......................    5
         Notes to Consolidated Financial Statements..................    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    7
PART II.  OTHER INFORMATION
Item 5.  Other Information...........................................   10
Item 6.  Exhibits and Reports on Form 8-K............................   10
SIGNATURES..

                         PART I.  FINANCIAL INFORMATION

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents, including restricted cash of
     $4,336 in 1999 and $2,779 in 1998......................    $ 28,321      $ 31,524
  Guest and trade accounts receivable, less allowance for
     doubtful accounts of $312 in 1999 and $290 in 1998.....      10,607         8,753
  Other receivables.........................................         152           192
  Inventories...............................................         624           641
  Prepaid expenses and other current assets.................       1,079           858
                                                                --------      --------
Total current assets........................................      40,783        41,968
Property and equipment, at cost, net of accumulated
  depreciation of $117,277 in 1999 and $116,282 in 1998.....     237,393       238,983
Restricted cash.............................................       4,996         3,890
Other assets................................................         884           820
                                                                --------      --------
                                                              28$4,056...     $285,661
                                                                ========      ========
                      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
  Accounts payable --
     Trade and other........................................    $  1,222      $  1,601
     General Partner and affiliates.........................       3,065         5,945
                                                                --------      --------
  Total accounts payable....................................       4,287         7,546
  Accrued expenses..........................................      11,753        11,150
  Current maturities of long-term obligations...............       1,077           735
  Other current liabilities.................................       2,799         1,340
                                                                --------      --------
Total current liabilities...................................      19,916        20,771
Long-term obligations.......................................     127,637       128,122
Long-term obligation to General Partner, net of current
  portion...................................................      37,770        36,928
Deferred incentive management fees payable to General
  Partner...................................................      26,506        25,618
                                                                --------      --------
Total liabilities...........................................     211,829       211,439
                                                                --------      --------
Minority interests..........................................       4,011         3,981
                                                                --------      --------
Commitments and contingencies
Partners' capital (deficit):
  General Partner...........................................      (2,668)       (2,563)
  Limited Partners (135,600 Units issued and outstanding)...      70,884        72,804
                                                                --------      --------
Total Partners' capital.....................................      68,216        70,241
                                                                --------      --------
                                                                $284,056      $285,661
                                                                ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT UNIT DATA)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                               1999         1998
                                                              -------      -------
Operating revenues:
  Rooms.....................................................  $21,218      $20,153
  Food and beverage.........................................   10,549        8,587
  Other operating departments...............................    2,849        2,920
                                                              -------      -------
Total operating revenues....................................   34,616       31,660
                                                              -------      -------
Operating expenses:
  Rooms.....................................................    5,911        5,846
  Food and beverage.........................................    8,302        6,525
  Other operating departments...............................      946          826
  Administrative and general................................    2,591        2,782
  Related party management fees.............................    2,987        2,238
  Advertising and business promotion........................    2,312        2,365
  Property maintenance and energy...........................    2,029        2,018
  Local taxes and insurance.................................    2,275        1,868
  Rent......................................................      177          200
  Depreciation and amortization.............................    2,664        2,747
                                                              -------      -------
Total operating expenses....................................   30,194       27,415
                                                              -------      -------
Operating profit............................................    4,422        4,245
                                                              -------      -------
Other income (expense):
  Interest income...........................................      330          262
  Interest expense..........................................   (2,685)      (2,593)
  Interest expense on long-term obligation to General
     Partner................................................     (842)        (771)
  Other, net................................................       --           (9)
                                                              -------      -------
Net other expense...........................................   (3,197)      (3,111)
                                                              -------      -------
Income before minority interests............................    1,225        1,134
Minority interests..........................................      (30)         (28)
                                                              -------      -------
Net income..................................................  $ 1,195      $ 1,106
                                                              =======      =======
Net income per Unit (135,600 Units issued and
  outstanding)..............................................  $  8.81      $  8.16
                                                              =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              GENERAL    LIMITED
                                                              PARTNER    PARTNERS     TOTAL
                                                              -------    --------    -------
Balance at December 31, 1998................................  $(2,563)   $ 72,804    $70,241
  Cash distributions........................................       --      (3,220)    (3,220)
  Net income (loss).........................................     (105)      1,300      1,195
                                                              -------    --------    -------
Balance at March 31, 1999...................................  $(2,668)   $ 70,884    $68,216
                                                              =======    ========    =======

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
OPERATING ACTIVITIES
Net income..................................................  $ 1,195    $ 1,106
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization of property and equipment...    2,664      2,747
  Amortization of loan fees.................................       15         10
  Interest on long-term obligation to General Partner.......      842        770
  Interest earned on restricted cash........................      (44)       (92)
  Minority interests........................................       30         28
Changes in assets and liabilities:
  Increase in receivables, net..............................   (1,814)    (2,546)
  Decrease in inventories...................................       17         18
  (Increase) decrease in prepaid expenses and other current
     assets.................................................     (221)        82
  Decrease in trade and other accounts payable..............     (379)      (291)
  Increase in accrued expenses and other current
     liabilities............................................    2,062         83
  Decrease in payable to General Partner and affiliates.....     (507)    (1,224)
  (Decrease) increase in incentive management fees payable
     to General Partner.....................................   (1,485)     1,525
                                                              -------    -------
     Net cash provided by operating activities..............    2,375      2,216
                                                              -------    -------
INVESTING ACTIVITIES
Proceeds from sales of equipment............................       --          3
Acquisition of property and equipment.......................   (1,074)    (7,443)
Increase in restricted cash, net of acquisitions of property
  and equipment.............................................   (1,062)     4,274
Increase in other assets....................................      (79)      (144)
                                                              -------    -------
     Net cash used in investing activities..................   (2,215)    (3,310)
                                                              -------    -------
FINANCING ACTIVITIES
Cash distributions..........................................   (3,220)    (3,221)
Repayment of long-term obligations..........................     (143)      (120)
                                                              -------    -------
     Net cash used in financing activities..................   (3,363)    (3,341)
                                                              -------    -------
Net decrease in cash and cash equivalents...................   (3,203)    (4,435)
Cash and cash equivalents at beginning of period............   31,524     15,750
                                                              -------    -------
Cash and cash equivalents at end of period..................  $28,321    $11,315
                                                              =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest....................  $ 3,120    $ 2,593
                                                              =======    =======

                       WESTIN HOTELS LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

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

     The consolidated financial statements and related information for the periods ended March 31, 1999 and March 31, 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the results of these interim periods have been included. All such interim adjustments are of a normal recurring nature. The results of operations for the periods ended March 31, 1999 and March 31, 1998 should not be regarded as indicative of the results that may be expected for the full year.

NOTE 2.  FURTHER INFORMATION

     Reference is made to "Notes to Consolidated Financial Statements" contained in the Partnership's Annual Report on Form 10-K filed for 1998 for information regarding significant accounting policies, Partnership organization, restricted cash, accrued expenses, long-term obligations, operating leases, commitments and contingencies, and related party transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements relating to the Partnership's objectives, strategies, plans, intentions and expectations, and all statements (other than statements of historical facts) that address actions, events or circumstances that the Partnership or its management expects, believes or intends will occur in the future, are forward-looking statements. All such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in the forward-looking statements, including, without limitation, risks and uncertainties associated with the following: the availability of capital for renovations; competition within the lodging industry; the cyclicality of the hotel business; general real estate and economic conditions; impact of the Year 2000 issue; and the other risks and uncertainties set forth in the annual, quarterly and current reports of the Partnership. The Partnership undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or circumstances.

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

     Westin Realty Corp. is the sole general partner of the Partnership. St. Francis Hotel Corporation and 909 North Michigan Avenue Corporation are the respective general partners of the subsidiary limited partnerships, The Westin St. Francis Limited Partnership and The Westin Chicago Limited Partnership (the "Hotel Partnerships"), that directly own and operate each Hotel. Since January 2, 1998, each general partner (individually a "General Partner," collectively the "General Partners") has been a subsidiary of Starwood Hotels & Resorts Worldwide, Inc. ("Starwood").

RESULTS OF OPERATIONS

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
CONSOLIDATED                                                   1999       1998
------------                                                  -------    -------
REVPAR (revenue per available room).........................  $121.34    $116.08
Operating profit as a percentage of revenues:
  Rooms.....................................................     72.1%      71.0%
  Food and beverage.........................................     21.3%      24.0%
EBITDA (in thousands)(1)....................................  $ 7,416    $ 7,245

---------------
(1) EBITDA is net income before interest expense, depreciation and amortization, and minority interests. The General Partner considers EBITDA to be a measure of the Partnership's operating performance due to the significance of the Partnership's long-lived assets and because such data can be used to measure the Partnership's ability to service debt, fund capital expenditures and pay cash distributions. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and such information should not be considered as an alternative to net income, cash flow from operations or any other performance measure prescribed by generally accepted accounting principles.

     THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1998. Operating profit of $4.4 million for the first quarter of 1999 represents a 4.2% improvement over the same quarter of the prior year. The Partnership's first quarter EBITDA of $7.4 million improved 2.4% over EBITDA of $7.2 million in the prior year period.

     Consolidated rooms revenues for the first quarter of 1999 were $21.2 million and represent a 5.3% increase over the same quarter in 1998. Consolidated REVPAR for the first quarter of 1999 reached $121.34, a 4.5% increase over the first quarter of 1998. The Westin St. Francis' REVPAR increase of 2.3% to $146.60 and The Westin Michigan Avenue, Chicago's REVPAR increase of 12.3% to $81.24 were due to increases in average room rates in all segments. At The Westin St. Francis, the average room rate for the first quarter of 1999 increased 3.2% over the first quarter of 1998 to $183.24 and the occupancy rate decreased from 80.7% to 80.0%. At The Westin Michigan Avenue, Chicago, the average room rate increased 15.7% to $149.49 and the occupancy rate decreased from 55.9% to 54.3% due to a decrease in group segment room nights.

     Consolidated rooms profit for the first quarter of 1999 increased 7.0% or $1.0 million to $15.3 million over the same 1998 quarter. This improvement was attributable to the REVPAR growth previously noted.

     Consolidated food and beverage revenues of $10.5 million in the first quarter of 1999 represent a $2.0 million or 22.9% increase when compared to the same 1998 period. The $2.0 million increase in food and beverage revenues was a direct result of the increased banquet business at The Westin St. Francis and the conversion of Club Oz to banquet space.

     Consolidated food and beverage profit for the first quarter of 1999 increased 9.0% or $0.2 million over the same period in 1998, reflecting the increase in banquet business at The Westin St. Francis. The Westin St. Francis contributed $0.6 million to the consolidated increase in food and beverage profit, which represents a 39.3% increase over the same 1998 quarter. The Westin Michigan Avenue, Chicago food and beverage profit decreased $0.4 million or 96.3% from the same period in 1998 as a result of a decrease in banquet and catering revenue.

     Consolidated operating expenses for the first quarter of 1999 increased to $30.2 million, a 10.1% increase over 1998. The most significant increases were in management fee expense due to increased revenues and in food and beverage expense due to increased business at The Westin St. Francis discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Partnership had cash and cash equivalents of $28.3 million, a $3.2 million decrease from December 31, 1998, which primarily resulted from the payment of 1998 accrued incentive management fees and the quarterly distribution to the Limited Partners. Total net cash provided by operating activities for the three months ended March 31, 1999 equaled $2.4 million.

     Pursuant to the mortgage loan restructuring agreement (the "Restructuring Agreement"), the Partnership is required to make quarterly deposits to FF&E Reserve Accounts, as defined in the Restructuring Agreement, based upon 5.0% of gross revenue through maturity of the mortgage loan in 2006. The consolidated balance of $5.0 million of the Hotels' FF&E Reserve Accounts is included in restricted cash in the consolidated balance sheets.

     The Restructuring Agreement terms require that both Hotels make deposits into Tax Escrow Accounts for payment of real and personal property taxes. The consolidated balances of these Tax Escrow Accounts are included in cash and cash equivalents in the consolidated balance sheets.

     During the first quarter of 1999, capital expenditures totaled $1.1 million. The Westin St. Francis spent $1.0 million on capital expenditures primarily related to facade, kitchen and health club renovation. The Westin Michigan Avenue, Chicago spent $0.1 million on capital expenditures primarily related to the conversion of the abandoned health club and basement areas to offices.

     Capital expenditures in 1999 are expected to approximate $11.9 million. The Westin St. Francis is expected to spend approximately $8.5 million on capital improvements in 1999, which include the renovation of guest rooms and food and beverage facilities, a facade project, and other areas such as health club upgrades, technology enhancements and marble stone work. The Westin Michigan Avenue, Chicago expects to spend a total of $3.4 million for capital improvements during 1999, which include a roof replacement, updating EDP and engineering systems, and upgrading minibars and other food and beverage equipment. All capital projects have been approved by the mortgage loan lender, as required by the Restructuring Agreement.

     Under the terms of the mortgage loan, the Partnership is scheduled to make principal and interest payments of $10.8 million in 1999. Principal and interest payments of $2.7 million were made in the first quarter of 1999.

     At this time, the General Partner anticipates that the cash flow from operations and the corresponding contributions to the FF&E Reserve Accounts will provide adequate funding for 1999 capital expenditures and interest payments on the mortgage loan. In addition, barring any unforeseen adverse occurrences, the General Partner anticipates that the Partnership will be in a position to continue distributions to the Limited Partners at an annual level of $95.00 per Unit in 1999. Future distributions will be based on available net cash flow, as defined in the Partnership agreement, and are dependent upon the net cash flow, as defined, generated by the Hotels and the adequacy of cash reserves. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership agreement and will be distributed to the Limited Partners within 75 days of the end of the quarter. Cash distributions of $95 per Unit were paid to the Limited Partners in 1998. Additionally, cash distributions of $23.75 per Unit each were paid to the Limited Partners on March 15, 1999. The Board of Directors of the General Partner is in the process of authorizing a cash distribution of $23.75 per Unit to be paid to the Limited Partners of record as of March 31, 1999 on June 14, 1999.

     As required by the Partnership agreement, the General Partner must use its best efforts to sell or refinance the Hotel properties by the end of 2001. Accordingly, the General Partner is in the process of exploring opportunities to sell the Hotel properties. The General Partner has obtained an appraisal of the Hotels and has retained a broker to market the Hotels. Based upon the appraisal of the Hotel properties completed by a third party, the General Partner currently estimates that the allocation to Limited Partners upon the disposition of the Hotels would range between $950 and $1,200 per Unit. There can be no assurance, however, that the Hotels will be sold within any specified time period. Furthermore, there can be no assurance that if the Hotels are sold, the purchase price will reflect the appraised value of the Hotels. As a result, the actual allocation to Limited Partners could differ significantly from the above estimate. The formal marketing of the Hotels will begin in May 1999.

RISKS RELATING TO YEAR 2000

     Many computer systems were originally designed to recognize calendar years by the last two digits in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, in less than eight months, the computerized systems, which include information and non-information technology systems, and applications used by the Partnership will need to be reviewed and evaluated to ensure all such financial, information and operational systems are Year 2000 compliant.

     STATE OF READINESS. The General Partner has assembled a team of computer experts to address the Year 2000 compliance issue which will be completed in three phases as follows:

PHASE                       DESCRIPTION                          STATUS      ESTIMATED COMPLETION
-----                       -----------                        ----------    --------------------
 I      Discovery                                               Complete             --
        - Identify computerized systems, including
        information and non-information systems
        - Inventory all computerized systems
        - Contact vendors for compliance statements
 II     Testing                                                In process    Second Quarter 1999
        - Test all applications and hardware with
          validation tools
        - Submit test statistics to an independent third
        party for verification
        - Review test results
III     Remediation                                            In process    Fourth Quarter 1999
        - Implement modifications or upgrades, as necessary

     YEAR 2000 PROJECT COSTS. The total costs for the Year 2000 compliance review, evaluation, assessment and remediation efforts are not expected to be in excess of approximately $250,000. Of this amount, approximately $150,000 had been expended as of March 31, 1999, and an additional $100,000 is expected to be incurred in the remainder of 1999.

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

                          PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

AFFILIATE TRANSACTIONS

     The Partnership reimbursed the General Partner for general and administrative expenses totaling approximately $185,000 for the first quarter of 1999. Affiliates of the General Partner, including Starwood, as manager of the Hotels, received base management fees of $1.2 million and incentive management fees of $3.2 million in the first quarter of 1999. The incentive management fees paid in the first quarter related to incentive management fees earned in 1998. The Partnership accrued incentive management fees, payable to Starwood, of $1.8 million for the first quarter of 1999. Marketing fees of $825,000 were paid by the Partnership to the General Partner for the first quarter of 1999. Additionally, approximately $1.9 million was paid to the General Partner in the first quarter of 1999 for services provided by the General Partner, including property and workers' compensation insurance, systems support, reservations and advertising.

INVESTOR RELATIONS

     The Partnership's investor relations function is handled by ReSource/Phoenix(R) at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for ReSource/Phoenix(R) is 1-800-323-5888.

UNIT SALES

     Relying on the protections of the 5% safe harbor pursuant to Section 7704 of the Internal Revenue Code, the General Partner suspended Unit sales for 1998 and the remainder of 1999 as sale transfer requests totaling 6,848 have been received for each of 1998 and 1999. The General Partner is, however, continuing to accept paperwork for Unit sales for processing in 2000. Through the date of this filing, the General Partner has received requests for the transfer of 1,621 Units which will be completed in 2000. All of the sales requests are in conjunction with a tender offer priced at $1,000 per Unit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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

        4.4 Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(1)
        4.5  First Amendment to Amended and Restated Agreement of
        Limited Partnership of The Westin Chicago Limited
             Partnership.(3)
  10.  Material contracts.
        10.1   Restructuring Agreement dated as of June 2, 1994.(3)
        10.2   Second Restructuring Agreement dated as of May 27,
               1997.(4)
        10.3   Amended and Restated Management Agreements between
        The Westin St. Francis Limited Partnership and Westin Hotel
               Company, and between The Westin Chicago Limited
               Partnership and Westin Hotel Company, for property management services.(2)
        10.4   First Amendments to Amended and Restated Management
        Agreements of The Westin St. Francis Limited Partnership and
               of The Westin Chicago Limited Partnership.(3)
        10.5   Assignment and Assumption of Agreements between
        Westin Hotel Company and St. Francis Hotel Corporation.(6)
        10.6   Assignment and Assumption of Agreements between
        Westin Hotel Company and North Michigan Avenue
               Corporation.(6)
        10.7   Contribution Agreement between St. Francis Hotel
        Corporation and The Westin St. Francis Limited Partnership, and between 909 North Michigan Avenue Corporation and
               The Westin Chicago Limited Partnership, for contribution of Hotel assets and the transfer of limited partnership interests.(2)
        10.8 Promissory Note of St. Francis Hotel Corporation dated August 21, 1986 to Teacher Retirement System of
               Texas.(1)
        10.9   First Amendment to Promissory Note of St. Francis
        Hotel Corporation dated as of June 2, 1994.(3)
        10.10  Second Amendment to Promissory Note of St. Francis
        Hotel Corporation dated as of May 27, 1997.(5)
        10.11  Deed of Trust, Financing Statement, Security
        Agreement and Fixture filing dated August 21, 1986
               respecting The Westin St. Francis.(1)
        10.12  First Amendment to Deed of Trust, Financing
        Statement, Security Agreement and Fixture Filing dated as of
               June 2, 1994.(3)
        10.13  Second Amendment to Deed of Trust, Financing
        Statement, Security Agreement and Fixture Filing (With
               Assignment of Rents and Leases) dated as of May 27, 1997.(5)
        10.14  Promissory Note of 909 North Michigan Avenue
        Corporation dated August 21, 1986 to Teacher Retirement
               System of Texas.(1)
        10.15  First Amendment to Promissory Note of 909 North
        Michigan Avenue Corporation dated as of June 2, 1994.(3)
        10.16  Second Amendment to Promissory Note of 909 North
        Michigan Avenue Corporation dated as of May 27, 1997.(5)
        10.17  Mortgage and Security Agreement dated August 21, 1986 for The Westin Hotel, Chicago.(1)
        10.18 First Amendment to Mortgage and Security Agreement dated as of June 2, 1994.(3)
        10.19 Second Amendment to Mortgage and Security Agreement dated as of May 27, 1997.(5)
        10.20  St. Francis FF&E Escrow Agreement dated as of June 2,
               1994.(3)
        10.21  Chicago FF&E Escrow Agreement dated as of June 2,
               1994.(3)
        10.22  Promissory Note dated June 2, 1994 in favor of Westin
        Realty Corp. by Westin Hotels Limited Partnership.(3)

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

(4) Incorporated by reference to Exhibit 10. to the Partnership's Form 8-K dated May 27, 1997.

(5) Incorporated by reference to Exhibits 10.8, 10.11, 10.14, 10.17, respectively, to the Partnership's Form 10-Q for the period ending June 30, 1997.

(6) Incorporated by reference to Exhibits 10.5 and 10.6, respectively, to the Partnership's 1997 Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESTIN HOTELS LIMITED PARTNERSHIP
                                          (a Delaware limited partnership)

                                          By:  WESTIN REALTY CORP.,
                                             Its sole General Partner

                                          By:      /s/ ALAN M. SCHNAID
                                            ------------------------------------
                                            Alan M. Schnaid
                                            Vice President

Date: April 27, 1999

                               INDEX TO EXHIBITS

                                                                      PAGE
 4.     Instruments defining the rights of security holders.........
 4.1    Amended and Restated Agreement of Limited Partnership of
        Westin Hotels Limited Partnership.(1).......................
 4.2    Amended and Restated Agreement of Limited Partnership of The
        Westin St. Francis Limited Partnership.(1)..................
 4.3    First Amendment to Amended and Restated Agreement of Limited
        Partnership of
        The Westin St. Francis Limited Partnership.(3)..............
 4.4    Amended and Restated Agreement of Limited Partnership of The
        Westin Chicago Limited Partnership.(1)......................
 4.5    First Amendment to Amended and Restated Agreement of Limited
        Partnership of
        The Westin Chicago Limited Partnership.(3)..................
10.     Material contracts..........................................
10.1    Restructuring Agreement dated as of June 2, 1994.(3)........
10.2    Second Restructuring Agreement dated as of May 27,
        1997.(4)....................................................
10.3    Amended and Restated Management Agreements between The
        Westin St. Francis Limited Partnership and Westin Hotel
        Company, and between The Westin Chicago Limited Partnership and Westin Hotel Company, for property management
        services.(2)................................................
10.4    First Amendments to Amended and Restated Management
        Agreements of The Westin
        St. Francis Limited Partnership and of The Westin Chicago
        Limited Partnership.(3).....................................
10.5    Assignment and Assumption of Agreements between Westin Hotel
        Company and
        St. Francis Hotel Corporation.(6)...........................
10.6    Assignment and Assumption of Agreements between Westin Hotel
        Company and North Michigan Avenue Corporation.(6)...........
10.7    Contribution Agreement between St. Francis Hotel Corporation and The Westin St. Francis Limited Partnership, and between
        909 North Michigan Avenue Corporation and The Westin Chicago
        Limited Partnership, for contribution of Hotel assets and
        the transfer of limited partnership interests.(2)...........
10.8    Promissory Note of St. Francis Hotel Corporation dated
        August 21, 1986 to Teacher Retirement System of Texas.(1)...
10.9    First Amendment to Promissory Note of St. Francis Hotel
        Corporation dated as of
        June 2, 1994.(3)............................................
10.10   Second Amendment to Promissory Note of St. Francis Hotel
        Corporation dated as of May 27, 1997.(5)....................
10.11   Deed of Trust, Financing Statement, Security Agreement and
        Fixture filing dated August 21, 1986 respecting The Westin
        St. Francis.(1).............................................
10.12   First Amendment to Deed of Trust, Financing Statement,
        Security Agreement and Fixture Filing dated as of June 2,
        1994.(3)....................................................
10.13   Second Amendment to Deed of Trust, Financing Statement,
        Security Agreement and Fixture Filing (With Assignment of
        Rents and Leases) dated as of May 27, 1997.(5)..............
10.14   Promissory Note of 909 North Michigan Avenue Corporation
        dated August 21, 1986 to Teacher Retirement System of
        Texas.(1)...................................................
10.15   First Amendment to Promissory Note of 909 North Michigan
        Avenue Corporation dated as of June 2, 1994.(3).............

                                                                      PAGE
10.16   Second Amendment to Promissory Note of 909 North Michigan
        Avenue Corporation dated as of May 27, 1997.(5).............
10.17   Mortgage and Security Agreement dated August 21, 1986 for
        The Westin Hotel, Chicago.(1)...............................
10.18   First Amendment to Mortgage and Security Agreement dated as of June 2, 1994.(3).........................................
10.19   Second Amendment to Mortgage and Security Agreement dated as of May 27, 1997.(5).........................................
10.20   St. Francis FF&E Escrow Agreement dated as of June 2,
        1994.(3)....................................................
10.21   Chicago FF&E Escrow Agreement dated as of June 2,
        1994.(3)....................................................
10.22   Promissory Note dated June 2, 1994 in favor of Westin Realty
        Corp. by Westin Hotels Limited Partnership.(3)..............
10.23   Loan Agreement dated as of June 2, 1994 between Westin
        Hotels Limited Partnership and Westin Realty Corp.(3).......
27.     Financial Data Schedule.....................................

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