Form 10-Q
period 1999-06-30
WESTIN HOTELS LTD PARTNERSHIP
filed 1999-08-02
CIK 790549

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER: 0-15097

                       WESTIN HOTELS LIMITED PARTNERSHIP
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTERS)

                                    DELAWARE
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                   91-1328985
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

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

                               TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----
PART I. FINANCIAL INFORMATION
Item    Consolidated Financial Statements:
  1.
        Consolidated Balance Sheets.................................    2
        Consolidated Statements of Income...........................    3
        Consolidated Statement of Partners' Capital (Deficit).......    4
        Consolidated Statements of Cash Flows.......................    5
        Notes to Consolidated Financial Statements..................    6
Item    Management's Discussion and Analysis of Financial Condition
  2.      and Results of Operations.................................    7
PART II. OTHER INFORMATION
Item    Other Information...........................................
  5.                                                                   11
Item    Exhibits and Reports on Form 8-K............................
  6.                                                                   11
SIGNATURES..........................................................   13

                         PART I. FINANCIAL INFORMATION

                       WESTIN HOTELS LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents, including restricted cash of
     $2,841 and $2,779......................................   $ 31,056        $ 31,524
  Guest and trade accounts receivable, less allowance for
     doubtful accounts of $345 and $290.....................     15,407           8,753
  Other receivables.........................................        471             192
  Inventories...............................................        605             641
  Prepaid expenses and other current assets.................        713             858
                                                               --------        --------
          Total current assets..............................     48,252          41,968
Property and equipment, at cost, net of accumulated
  depreciation of $119,839 and $116,282.....................    236,292         238,983
Restricted cash.............................................      5,658           3,890
Other assets................................................        924             820
                                                               --------        --------
                                                               $291,126        $285,661
                                                               ========        ========
                       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
  Accounts payable --
     Trade and other........................................   $  2,269        $  1,601
     General Partner and affiliates.........................      3,538           5,945
                                                               --------        --------
          Total accounts payable............................      5,807           7,546
  Accrued expenses..........................................     13,108          11,150
  Current maturities of long-term obligations...............      1,476             735
  Other current liabilities.................................      2,580           1,340
                                                               --------        --------
          Total current liabilities.........................     22,971          20,771
Long-term obligations.......................................    126,922         128,122
Long-term obligation to General Partner.....................     38,525          36,928
Deferred incentive management fees payable to General
  Partner...................................................     27,420          25,618
                                                               --------        --------
          Total liabilities.................................    215,838         211,439
                                                               --------        --------
Minority interests in net income............................      4,089           3,981
                                                               --------        --------
Commitments and contingencies
Partners' capital (deficit):
  General Partner...........................................     (2,711)         (2,563)
  Limited Partners (135,600 Units issued and outstanding)...     73,910          72,804
                                                               --------        --------
          Total Partners' capital...........................     71,199          70,241
                                                               --------        --------
                                                               $291,126        $285,661
                                                               ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       WESTIN HOTELS LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                       1999       1998       1999       1998
                                                      -------    -------    -------    -------
Operating revenues:
  Rooms.............................................  $25,370    $24,823    $46,588    $44,976
  Food and beverage.................................   12,214      9,120     22,763     17,707
  Other operating departments.......................    3,242      3,101      6,091      6,021
                                                      -------    -------    -------    -------
Total operating revenues............................   40,826     37,044     75,442     68,704
                                                      -------    -------    -------    -------
Operating expenses:
  Rooms.............................................    6,405      6,340     12,316     12,186
  Food and beverage.................................    9,064      6,573     17,366     13,098
  Other operating departments.......................    1,017        842      1,963      1,668
  Administrative and general........................    2,079      2,209      4,670      4,991
  Related party management fees.....................    3,259      2,424      6,246      4,662
  Advertising and business promotion................    2,479      2,667      4,791      5,032
  Property maintenance and energy...................    2,179      2,158      4,208      4,176
  Local taxes and insurance.........................    2,402      2,252      4,677      4,120
  Rent..............................................      124        199        301        400
  Depreciation and amortization.....................    2,490      2,735      5,154      5,482
                                                      -------    -------    -------    -------
Total operating expenses............................   31,498     28,399     61,692     55,815
                                                      -------    -------    -------    -------
Operating profit....................................    9,328      8,645     13,750     12,889
                                                      -------    -------    -------    -------
Other income (expense):
  Interest income...................................      305        244        635        506
  Interest expense..................................   (2,596)    (2,592)    (5,281)    (5,185)
  Interest expense on long-term obligation to
     General Partner................................     (755)      (819)    (1,597)    (1,590)
  Other, net........................................       --          3         --         (6)
                                                      -------    -------    -------    -------
Net other expense...................................   (3,046)    (3,164)    (6,243)    (6,275)
                                                      -------    -------    -------    -------
Income before minority interests....................    6,282      5,481      7,507      6,614
Minority interests..................................      (78)       (72)      (108)      (100)
                                                      -------    -------    -------    -------
Net income..........................................  $ 6,204    $ 5,409    $ 7,399    $ 6,514
                                                      =======    =======    =======    =======
Net income per Unit (135,600 Units issued and
  outstanding)......................................  $ 45.75    $ 39.89    $ 54.56    $ 48.04
                                                      =======    =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                       WESTIN HOTELS LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              GENERAL    LIMITED
                                                              PARTNER    PARTNERS     TOTAL
                                                              -------    --------    -------
Balance at December 31, 1998................................  $(2,563)   $72,804     $70,241
  Cash distributions........................................       --     (6,441)     (6,441)
  Net income (loss).........................................     (148)     7,547       7,399
                                                              -------    -------     -------
Balance at June 30, 1999....................................  $(2,711)   $73,910     $71,199
                                                              =======    =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                       WESTIN HOTELS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                               1999        1998
                                                              -------    --------
OPERATING ACTIVITIES
Net income..................................................  $ 7,399    $  6,514
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization of property and equipment...    5,154       5,482
  Amortization of loan fees.................................       30          29
  Interest on long-term obligation to General Partner.......    1,597       1,590
  Interest earned on restricted cash........................      (94)       (147)
  Minority interests in net income..........................      108         100
Changes in assets and liabilities:
  Increase in receivables, net..............................   (6,933)     (2,587)
  Decrease (increase) in inventories........................       36         (42)
  Decrease in prepaid expenses and other current assets.....      145          98
  Increase (decrease) in trade and other accounts payable...      668        (500)
  Increase in accrued expenses and other current
     liabilities............................................    3,198       1,374
  Decrease in payable to General Partner and affiliates.....     (948)         --
  Increase in incentive management fees payable to General
     Partner................................................      343       1,556
                                                              -------    --------
     Net cash provided by operating activities..............   10,703      13,467
                                                              -------    --------
INVESTING ACTIVITIES
Acquisition of property and equipment.......................   (2,463)    (11,429)
Increase in restricted cash, net of acquisitions of property
  and equipment.............................................   (1,674)      7,149
Increase in other assets....................................     (134)       (139)
                                                              -------    --------
     Net cash used in investing activities..................   (4,271)     (4,419)
                                                              -------    --------
FINANCING ACTIVITIES
Cash distributions..........................................   (6,441)     (6,441)
Repayment of long-term obligations..........................     (459)       (428)
                                                              -------    --------
     Net cash used in financing activities..................   (6,900)     (6,869)
                                                              -------    --------
Net (increase) decrease in cash and cash equivalents........     (468)      2,179
Cash and cash equivalents at beginning of period............   31,524      15,750
                                                              -------    --------
Cash and cash equivalents at end of period..................  $31,056    $ 17,929
                                                              =======    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest....................  $ 5,265    $  5,183
                                                              =======    ========

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

     The consolidated financial statements and related information for the periods ended June 30, 1999 and June 30, 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the results of these interim periods have been included. All such interim adjustments are of a normal recurring nature. The results of operations for the three or six months ended June 30, 1999 and June 30, 1998 should not be regarded as indicative of the results that may be expected for the full year.

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

GENERAL

     The primary market focus of The Westin St. Francis and The Westin Michigan Avenue, Chicago (individually a "Hotel," collectively the "Hotels") is on business travelers, tourists, conventions and other groups. Both Hotels experience seasonal trends, with the lowest occupancy levels occurring during the first quarter, followed by higher occupancies during the last three quarters of the year.

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

RESULTS OF OPERATIONS

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
CONSOLIDATED                                           1999       1998       1999       1998
------------                                          -------    -------    -------    -------
REVPAR (revenue per available room).................  $143.49    $141.41    $132.47    $128.81
Operating profit as a percentage of revenues:
  Rooms.............................................     74.8%      74.5%      73.6%      72.9%
  Food and beverage.................................     25.8%      27.9%      23.7%      26.0%
EBITDA (in thousands)(1)............................  $12,123    $11,627    $19,539    $18,871

---------------
(1) EBITDA is net income before interest expense, depreciation and amortization, income tax expense and minority interests. The General Partner considers EBITDA to be a measure of the Partnership's operating performance due to the significance of the Partnership's long-lived assets and because such data can be used to measure the Partnership's ability to service debt, fund capital expenditures and pay cash distributions. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and such information should not be considered as an alternative to net income, cash flow from operations or any other performance measure prescribed by generally accepted accounting principles.

     THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998. Operating profit of $9.3 million for the second quarter of 1999 represents a 7.9% improvement over the same quarter of the prior year. The Partnership's second quarter increase in EBITDA of 4.3% to $12.1 million over EBITDA of $11.6 million in the prior year period was primarily due to improved results at The Westin St. Francis.

     Consolidated rooms revenues for the second quarter of 1999 were $25.4 million and represent a 2.2% increase over the same quarter in 1998. Consolidated REVPAR for the second quarter of 1999 reached $143.49, a 1.5% increase over the second quarter of 1998. The Westin St. Francis' REVPAR increase of 4.4% to $152.86 was due to increases in revenues in all segments. The Westin Michigan Avenue, Chicago's REVPAR decrease of 3.5% to $128.61 was primarily due to a decrease in group segment revenue. The average room rate at The Westin St. Francis for the second quarter of 1999 increased 3.1% to $183.44 compared to the same period in 1998, and the occupancy rate increased to 83.3% from 82.3%. At The Westin Michigan Avenue, Chicago, the average room rate for the second quarter of 1999 decreased 1.9% to $159.23 compared to the same period in 1998, and the occupancy rate decreased to 80.8% from 82.1% due to a decrease in the group segment room nights.

     Consolidated rooms profit for the second quarter of 1999 increased 2.6% or $0.5 million to $19.0 million over the same 1998 quarter. This improvement was attributable to the REVPAR growth at The Westin St. Francis.

     Consolidated food and beverage revenues of $12.2 million in the second quarter of 1999 represent a $3.1 million or 33.9% increase when compared to the same 1998 period. Food and beverage revenues increased as a result of the conversion of Club Oz to banquet space at The Westin St. Francis and the increased banquet business.

     Consolidated food and beverage profit for the second quarter of 1999 increased 23.7% or $0.6 million over the same period in 1998, reflecting the increased banquet business at The Westin St. Francis. The Westin St. Francis contributed $0.9 million to the consolidated increase in food and beverage profit, which represents a 59.8% increase over the same 1998 quarter. The Westin Michigan Avenue, Chicago food and beverage profit decreased $0.3 million or 33.2% from the same period in 1998 as a result of a decrease in banquet and catering revenue, which resulted from the decrease in the group segment business.

     Consolidated operating expenses for the second quarter of 1999 increased to $31.5 million, a 10.9% increase over 1998. The most significant increases were in management fee expense due to increased revenues and in food and beverage expense due to increased banquet business at The Westin St. Francis.

     SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998. Operating profit of $13.8 million for the six months ended June 30, 1999 represents a 6.7% improvement over the same period of the prior year. The Partnership's EBITDA of $19.5 million for the six months ended June 30, 1999 improved 3.5% over EBITDA of $18.9 million in the prior year period.

     Consolidated rooms revenues for the six months ended June 30, 1999 were $46.6 million and represent a 3.6% increase over the same period in 1998. Consolidated REVPAR for the first six months of 1999 reached $132.47, a 2.8% increase over the corresponding 1998 period. The Westin St. Francis' REVPAR increase of 3.4% to $149.75 and The Westin Michigan Avenue, Chicago's REVPAR increase of 2.0% to $105.05 were due to overall increases in revenues and occupancy in all segments. At The Westin St. Francis, the average room rate for the first six months of 1999 increased 3.1% over the same period in 1998 to $183.34 and the occupancy rate increased from 81.5% to 81.7%. At The Westin Michigan Avenue, Chicago, the average room rate increased 4.2% to $155.34 and the occupancy rate decreased from 69.1% to 67.6% due to a decrease in group segment room nights.

     Consolidated rooms profit for the first six months of 1999 increased 4.5% or $1.5 million to $34.3 million over the same 1998 period. This improvement was attributable to the revenue growth.

     Consolidated food and beverage revenues of $22.8 million in the six months ended June 30, 1999 represent a $5.1 million or 28.6% increase when compared to the same 1998 period. The $5.1 million increase in food and beverage revenues was a result of the conversion of Club Oz to banquet space at The Westin St. Francis and the increased banquet business.

     Consolidated food and beverage profit for the first six months of 1999 increased 17.1% or $0.8 million over the same period in 1998, reflecting the increase in banquet business at The Westin St. Francis. The Westin St. Francis contributed $1.6 million to the consolidated increase in food and beverage profit, which represents a 49.4% increase over the same 1998 period. The Westin Michigan Avenue, Chicago food and beverage profit decreased $0.8 million or 53.3% from the same period in 1998 as a result of a decrease in banquet and catering revenue, which resulted from the decrease in the group segment room nights.

     Consolidated operating expenses for the six months ended June 30, 1999 increased to $61.7 million, a 10.5% increase over 1998. The most significant increases were in management fee expense due to increased revenues and in food and beverage expense due to increased banquet business at The Westin St. Francis discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the Partnership had cash and cash equivalents of $31.1 million, a $0.5 million decrease from December 31, 1998. Total net cash provided by operating activities for the six months ended June 30, 1999 equaled $10.7 million.

     Pursuant to the mortgage loan restructuring agreement (the "Restructuring Agreement"), the Partnership is required to make quarterly deposits to FF&E Reserve Accounts, as defined in the Restructuring Agreement, based upon 5.0% of gross revenue through maturity of the mortgage loan in 2006. The consolidated Hotels' FF&E Reserve Account balance of $5.7 million is included in restricted cash in the consolidated balance sheets.

     The Restructuring Agreement requires that both Hotels make deposits into Tax Escrow Accounts for payment of real and personal property taxes. The consolidated balances of these Tax Escrow Accounts are included in cash and cash equivalents in the consolidated balance sheets.

     Year-to-date capital expenditures totaled $2.5 million. The Westin St. Francis spent $2.2 million on capital expenditures primarily related to facade, kitchen and health club renovation. The Westin Michigan Avenue, Chicago spent $0.3 million on capital expenditures primarily related to the conversion of an abandoned health club and basement areas to offices and miscellaneous EDP improvements.

     Capital expenditures in 1999 are expected to approximate $14.0 million. The Westin St. Francis is expected to spend approximately $7.7 million on capital improvements in 1999, which include the renovation of guest rooms and food and beverage facilities, a facade project, and other areas such as health club upgrades, technology enhancements and marble stone work. The Westin Michigan Avenue, Chicago expects to spend a total of $6.3 million for capital improvements during 1999, which include a roof replacement, main building guest room renovation, updating EDP and engineering systems, and upgrading minibars and other food and beverage equipment. All capital projects have been approved by the mortgage loan lender, as required by the Restructuring Agreement.

     Under the terms of the mortgage loan, the Partnership is scheduled to make principal and interest payments of $10.8 million in 1999. Principal and interest payments of $5.4 million were made during the six months ended June 30, 1999.

     At this time, the Partnership anticipates that the cash flow from operations and the corresponding contributions to the FF&E Reserve Accounts will provide adequate funding for 1999 capital expenditures and interest payments on the mortgage loan. In addition, the Partnership currently anticipates that it will be in a position to continue distributions to the Limited Partners at an annual level of $95 per Unit in 1999. Future distributions will be based on available net cash flow, as defined in the Partnership agreement, and are dependent upon the net cash flow, as defined, generated by the Hotels and the adequacy of cash reserves. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership agreement and will be distributed to the Limited Partners within 75 days of the end of the quarter. Cash distributions of $95 per Unit were paid to the Limited Partners in 1998. Additionally, cash distributions of $23.75 per Unit were paid to the Limited Partners on June 14, 1999 for the first quarter of 1999. The Board of Directors of the General Partner is in the process of authorizing the second quarter cash distribution of $23.75 per Unit to be paid to the Limited Partners of record as of June 30, 1999 on September 13, 1999.

     The General Partner is in the process of exploring opportunities to sell the Hotel properties. The General Partner has obtained an appraisal of the Hotels and has retained a broker to market the Hotels. Based upon that appraisal, the General Partner currently estimates that the allocation to Limited Partners upon the disposition of the Hotels could range between $950 and $1,200 per Unit. There can be no assurance, however, that the Hotels will be sold within any specified time period. Furthermore, there can be no assurance that if the Hotels are sold, the purchase price will reflect the appraised value of the Hotels. Therefore, the actual allocation to Limited Partners could differ significantly from the above estimate. The marketing materials for the Hotels are in final stages of completion and the General Partner anticipates the materials being distributed during the third quarter of 1999.

RISKS RELATING TO YEAR 2000

     Many computer systems were originally designed to recognize calendar years by the last two digits in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, by the year-end of 1999, the computerized systems, which include information and non-information technology systems, and applications used by the Partnership will need to be reviewed and evaluated to ensure all such financial, information and operational systems are Year 2000 compliant.

     STATE OF READINESS. The Partnership has assembled a team of computer experts to address the Year 2000 compliance issue which will be completed in three phases as follows:

PHASE                       DESCRIPTION                           STATUS      ESTIMATED COMPLETION
-----                       -----------                         ----------    --------------------
I       Discovery                                                 Complete                     --
        - Identify computerized systems, including
        information and non-information systems
        - Inventory all computerized systems
        - Contact vendors for compliance statements
II      Testing                                                   Complete                     --
        - Test all applications and hardware with validation
          tools
        - Submit test statistics to an independent third
        party for verification
        - Review test results
III     Remediation                                             In process     Third Quarter 1999
        - Implement modifications or upgrades, as necessary

     YEAR 2000 PROJECT COSTS. The total costs for the Year 2000 compliance review, evaluation, assessment and remediation efforts are not expected to be in excess of approximately $300,000. Of this amount, approximately $160,000 had been expended as of June 30, 1999, and an additional $140,000 is expected to be incurred in the remainder of 1999.

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

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

AFFILIATE TRANSACTIONS

     The Partnership reimbursed the General Partner for general and administrative expenses totaling approximately $0.2 million for the second quarter of 1999. Affiliates of the General Partner, including Starwood, as manager of the Hotels, received base management fees of $1.4 million in the second quarter of 1999. The Partnership accrued incentive management fees, payable to Starwood, of $1.9 million for the second quarter of 1999. Marketing fees of $0.8 million were paid by the Partnership to the General Partner for the second quarter of 1999. Additionally, the Partnership incurred approximately $1.9 million for services provided by the General Partner in the second quarter of 1999, which include property and workers' compensation insurance, systems support, reservations and advertising.

INVESTOR RELATIONS

     The Partnership's investor relations function is handled by ReSource/Phoenix(R) at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for ReSource/Phoenix(R) is 1-800-323-5888.

UNIT SALES

     Relying on the protections of the 5% safe harbor pursuant to Section 7704 of the Internal Revenue Code, the General Partner suspended Unit sales for the remainder of 1999 as sale transfer requests totaling 6,848 have been received for 1999. The General Partner is, however, continuing to accept paperwork for Unit sales for processing in 2000. Through the date of this filing, the General Partner has received requests for the transfer of 4,931 Units which will be completed in 2000. Sale requests for 4,846 Units were in conjunction with a tender offer priced at $1,000 per Unit. The remaining 85 Unit sale requests were completed through limited partnership exchanges at a range in price of $725 to $925 per Unit.

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

Date: August 2, 1999

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