Form 10-Q
period 1999-09-30
WESTIN HOTELS LTD PARTNERSHIP
filed 1999-11-08
CIK 790549

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

135,600 limited partnership units issued and outstanding as of November 8, 1999.

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

                         PART I.  FINANCIAL INFORMATION

                       WESTIN HOTELS LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents, including restricted cash of
     $3,788 and $2,779......................................    $ 38,180         $ 31,524
  Guest and trade accounts receivable, less allowance for
     doubtful accounts of $391 and $290.....................      13,008            8,753
  Other receivables.........................................         387              192
  Inventories...............................................         646              641
  Prepaid expenses and other current assets.................       1,131              858
                                                                --------         --------
     Total current assets...................................      53,352           41,968
Property and equipment, at cost, net of accumulated
  depreciation of $122,409 and $116,282.....................     236,463          238,983
Restricted cash.............................................       5,354            3,890
Other assets................................................       1,011              820
                                                                --------         --------
                                                                $296,180         $285,661
                                                                ========         ========
                        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
  Accounts payable --
     Trade and other........................................    $  1,610         $  1,601
     General Partner and affiliates.........................       3,624            5,945
                                                                --------         --------
       Total accounts payable...............................       5,234            7,546
  Accrued expenses..........................................      14,930           11,150
  Current maturities of long-term obligations...............       1,843              735
  Other current liabilities.................................       2,438            1,340
                                                                --------         --------
     Total current liabilities..............................      24,445           20,771
Long-term obligations.......................................     126,418          128,122
Long-term obligation to General Partner.....................      39,324           36,928
Deferred incentive management fees payable to General
  Partner...................................................      28,168           25,618
                                                                --------         --------
     Total liabilities......................................     218,355          211,439
                                                                --------         --------
Minority interests..........................................       4,163            3,981
                                                                --------         --------
Commitments and contingencies
Partners' capital (deficit):
  General Partner...........................................      (2,765)          (2,563)
  Limited Partners (135,600 Units issued and outstanding)...      76,427           72,804
                                                                --------         --------
     Total Partners' capital................................      73,662           70,241
                                                                --------         --------
                                                                $296,180         $285,661
                                                                ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       WESTIN HOTELS LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------    ------------------
                                                       1999       1998       1999       1998
                                                      -------    -------    -------    -------
Operating revenues:
Rooms...............................................  $26,216    $24,845    $72,804    $69,821
  Food and beverage.................................    9,416      8,354     32,179     26,061
  Other operating departments.......................    3,340      3,343      9,431      9,364
                                                      -------    -------    -------    -------
Total operating revenues............................   38,972     36,542    114,414    105,246
                                                      -------    -------    -------    -------
Operating expenses:
  Rooms.............................................    6,455      6,571     18,771     18,757
  Food and beverage.................................    7,956      6,259     25,322     19,357
  Other operating departments.......................      950        830      2,913      2,498
  Administrative and general........................    2,337      2,209      7,007      7,200
  Related party management fees.....................    2,858      2,359      9,104      7,021
  Advertising and business promotion................    2,239      2,372      7,030      7,404
  Property maintenance and energy...................    2,376      2,291      6,584      6,467
  Local taxes and insurance.........................    2,329      2,147      7,006      6,267
  Rent..............................................      164        213        465        613
  Depreciation and amortization.....................    2,572      2,360      7,726      7,842
                                                      -------    -------    -------    -------
Total operating expenses............................   30,236     27,611     91,928     83,426
                                                      -------    -------    -------    -------
Operating profit....................................    8,736      8,931     22,486     21,820
                                                      -------    -------    -------    -------
Other income (expense):
  Interest income...................................      412         88      1,047        594
  Interest expense..................................   (2,592)    (2,589)    (7,873)    (7,774)
  Interest expense on long-term obligation to
     General Partner................................     (799)      (828)    (2,396)    (2,418)
  Other, net........................................       --          4         --         (2)
                                                      -------    -------    -------    -------
Net other expense...................................   (2,979)    (3,325)    (9,222)    (9,600)
                                                      -------    -------    -------    -------
Income before minority interests....................    5,757      5,606     13,264     12,220
Minority interests in net income....................      (74)       (73)      (182)      (173)
                                                      -------    -------    -------    -------
Net income..........................................  $ 5,683    $ 5,533    $13,082    $12,047
                                                      =======    =======    =======    =======
Net income per Unit (135,600 Units issued and
  outstanding)......................................  $ 41.91    $ 40.80    $ 96.47    $ 88.84
                                                      =======    =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                       WESTIN HOTELS LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              GENERAL    LIMITED
                                                              PARTNER    PARTNERS     TOTAL
                                                              -------    --------    -------
Balance at December 31, 1998................................  $(2,563)   $72,804     $70,241
Cash distributions..........................................       --     (9,661)     (9,661)
  Net income (loss).........................................     (202)    13,284      13,082
                                                              -------    -------     -------
Balance at September 30, 1999...............................  $(2,765)   $76,427     $73,662
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

                       WESTIN HOTELS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
OPERATING ACTIVITIES
Net income..................................................  $ 13,082    $ 12,047
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     7,726       7,842
  Amortization of deferred loan fees........................        34          30
  Interest expense on long-term obligation to General
     Partner................................................     2,396       2,418
  Interest earned on restricted cash........................      (158)       (162)
  Minority interests........................................       182         173
Changes in assets and liabilities:
  Increase in receivables, net..............................    (4,450)     (2,525)
  (Increase) decrease in inventories........................        (5)         48
  (Increase) decrease in prepaid expenses and other current
     assets.................................................      (273)      1,040
  Increase in trade and other accounts payable..............         9         589
  Increase in accrued expenses and other current
     liabilities............................................     4,878       3,786
  Decrease in payable to General Partner and affiliates.....    (1,609)       (190)
  Increase in incentive management fees payable to General
     Partner................................................     1,838       4,671
                                                              --------    --------
     Net cash provided by operating activities..............    23,650      29,767
                                                              --------    --------
INVESTING ACTIVITIES
Additions to property and equipment.........................    (5,206)    (13,792)
(Increase) decrease in restricted cash, net of acquisitions
  of property and equipment.................................    (1,306)      4,946
Increase in other assets....................................      (225)       (140)
                                                              --------    --------
     Net cash used in investing activities..................    (6,737)     (8,986)
                                                              --------    --------
FINANCING ACTIVITIES
Cash distributions..........................................    (9,661)     (9,661)
Repayment of long-term obligations..........................      (596)       (925)
                                                              --------    --------
     Net cash used in financing activities..................   (10,257)    (10,586)
                                                              --------    --------
Net increase in cash and cash equivalents...................     6,656      10,195
Cash and cash equivalents at beginning of period............    31,524      15,750
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 38,180    $ 25,945
                                                              ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest....................  $  7,842    $  7,775
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

     The consolidated financial statements and related information for the periods ended September 30, 1999 and September 30, 1998 are unaudited. In the opinion of the General Partner of the Partnership, all adjustments necessary for a fair statement of the results of these interim periods have been included. All such interim adjustments are of a normal recurring nature. The results of operations for the three or nine months ended September 30, 1999 should not be regarded as indicative of the results that may be expected for the full fiscal year ending December 31, 1999.

NOTE 2. FURTHER INFORMATION

     Reference is made to "Notes to Consolidated Financial Statements" contained in the Partnership's Form 10-K filed for 1998 for information regarding significant accounting policies, Partnership organization, restricted cash, accrued expenses, long-term obligations, operating leases, commitments and contingencies, and related party transactions. The consolidated financial statements should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements contained herein include, but are not limited to, statements relating to the Partnership's objectives, strategies and plans, and all statements (other than statements of historical fact) that address actions, events or circumstances that the Partnership or its management expects, believes or intends will occur in the future. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated at the time the forward-looking statements are made, including, without limitation, risks and uncertainties associated with the following: the availability of capital for renovations; competition within the lodging industry; the cyclicality of the hotel business; general real estate and economic conditions; impact of the Year 2000 issue; and the other risks and uncertainties set forth in the annual, quarterly and current reports of the Partnership. The Partnership undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or circumstances.

GENERAL

     The primary market focus of The Westin St. Francis and The Westin Michigan Avenue, Chicago (individually a "Hotel" and collectively the "Hotels") is on business travelers, tourists, conventions and other groups. Both Hotels experience seasonal trends, with the lowest occupancy levels occurring during the first quarter of each year, followed by higher occupancies during the last three quarters of the year.

     Westin Realty Corp. is the sole general partner of the Partnership. St. Francis Hotel Corporation and 909 North Michigan Avenue Corporation are the respective general partners of the subsidiary limited partnerships, The Westin St. Francis Limited Partnership and The Westin Chicago Limited Partnership (the "Hotel Partnerships"), which directly own and operate each Hotel. Since January 2, 1998, each general partner (individually a "General Partner" and collectively the "General Partners") has been a subsidiary of Starwood Hotels & Resorts Worldwide, Inc. ("Starwood").

RESULTS OF OPERATIONS

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------    ------------------
CONSOLIDATED                                           1999       1998       1999       1998
------------                                          -------    -------    -------    -------
REVPAR (revenue per available room).................  $146.66    $138.85    $137.25    $132.22
Operating profit as a percentage of revenues:
  Rooms.............................................     75.4%      73.6%      74.2%      73.1%
  Food and beverage.................................     15.5%      25.1%      21.3%      25.7%
EBITDA (in thousands)(1)............................  $11,720    $11,383    $31,259    $30,254

-------------------
(1) EBITDA is net income before interest expense, depreciation and amortization, income tax expense and minority interests. The General Partner considers EBITDA to be a measure of the Partnership's operating performance due to the significance of the Partnership's long-lived assets and because such data can be used to measure the Partnership's ability to service debt, fund capital expenditures and pay cash distributions. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and such information should not be considered as an alternative to net income, cash flow from operations or any other performance measure prescribed by generally accepted accounting principles.

     THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998. Operating profit of $8.7 million for the third quarter of 1999 represents a 2.2% decrease over the same quarter of the prior year due primarily to decreases in food and beverage profit at The Westin Michigan Avenue, Chicago, and higher depreciation expense. The Partnership's third quarter increase in EBITDA of 3.0% to $11.7 million from $11.4 million in the prior year period was primarily due to improved results at The Westin St. Francis.

     Consolidated rooms revenues for the third quarter of 1999 were $26.2 million and represent a 5.5% increase over the same quarter in 1998. Consolidated REVPAR for the third quarter of 1999 reached $146.66, a 5.6% increase over the third quarter of 1998. The Westin St. Francis' REVPAR increase of 10.4% to $163.20 was due to increases in revenues in all segments. The Westin Michigan Avenue, Chicago's REVPAR decrease of 3.3% to $120.40 was primarily due to a decrease in group segment revenue. The average room rate at The Westin St. Francis for the third quarter of 1999 increased 5.3% to $185.47 compared to the same period in 1998, and the occupancy rate increased to 88.0% from 83.9%. At The Westin Michigan Avenue, Chicago, the average room rate for the third quarter of 1999 decreased 10.1% to $146.57 compared to the same period in 1998, and the occupancy rate increased to 82.2% from 76.4% due to an increase in discounted rates.

     Consolidated rooms profit for the third quarter of 1999 increased 8.1%, or $1.5 million, to $19.8 million over the same 1998 quarter. This improvement was attributable primarily to the REVPAR growth at The Westin St. Francis.

     Consolidated food and beverage revenues of $9.4 million in the third quarter of 1999 represent a $1.1 million, or 12.7%, increase when compared to the same 1998 period. Food and beverage revenues increased primarily as a result of increased banquet business at The Westin St. Francis offset by decreased banquet revenues at The Westin Michigan Avenue, Chicago.

     Consolidated food and beverage profit for the third quarter of 1999 decreased $0.6 million to $1.5 million from the same period in 1998 due to the decrease in banquet revenues at The Westin Michigan Avenue, Chicago and an increase in food and beverage costs at The Westin St. Francis. The Westin St. Francis contributed $1.3 million to the consolidated food and beverage profit for the quarter ended September 30, 1999.

     Consolidated operating expenses for the third quarter of 1999 increased to $30.2 million, a 9.5% increase over the same period in 1998. The most significant increases were in management fee expense due to increased revenues and in food and beverage expense due to increased banquet business discussed above.

     NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998. Operating profit of $22.5 million for the nine months ended September 30, 1999 represents a 3.1% improvement over the same period of the prior year. The Partnership's EBITDA of $31.3 million for the nine months ended September 30, 1999 improved 3.3% over EBITDA of $30.3 million in the prior year period.

     Consolidated rooms revenues for the nine months ended September 30, 1999 were $72.8 million and represent a 4.3% increase over the same period in 1998. Consolidated REVPAR for the first nine months of 1999 reached $137.25, a 3.8% increase over the corresponding 1998 period. The Westin St. Francis' REVPAR increase of 5.8% to $154.28 was due to overall increases in revenues and occupancy in all segments. The Westin Michigan Avenue, Chicago's REVPAR of $110.23 for the first nine months of 1999 was consistent with its REVPAR for the same 1998 period. At The Westin St. Francis, the average room rate for the first nine months of 1999 increased 3.9% over the same period in 1998 to $184.10 and the occupancy rate increased to 83.8% from 82.3%. At The Westin Michigan Avenue, Chicago, the average room rate decreased 1.4% to $151.99 and the occupancy rate increased to 72.5% from 71.6% due to an increase in discounted rates.

     Consolidated rooms profit for the first nine months of 1999 increased $3.0 million, or 5.8%, to $54.0 million over the same 1998 period. This improvement was attributable to the revenue growth discussed above.

     Consolidated food and beverage revenues of $32.2 million for the nine months ended September 30, 1999 represent a $6.1 million, or 23.5%, increase when compared to the same 1998 period. The $6.1 million increase in food and beverage revenues was primarily the result of increased banquet business at The Westin St. Francis offset by decreased banquet revenues at The Westin Michigan Avenue, Chicago.

     Consolidated food and beverage profit for the first nine months of 1999 increased 2.3%, or $0.2 million, over the same period in 1998, reflecting the increase in banquet business at The Westin St. Francis, offset by a decrease in banquet revenues at The Westin Michigan Avenue, Chicago. The Westin St. Francis contributed $1.2 million to the consolidated increase in food and beverage profit, which represents a 25.3% increase over the same 1998 period.

     Consolidated operating expenses for the nine months ended September 30, 1999 increased to $91.9 million, a 10.2% increase over the same period in 1998. The most significant increase was in management fee expense, which was due to increased revenues and in food and beverage expense from increased banquet business at The Westin St. Francis discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, the Partnership had cash and cash equivalents of $38.2 million, a $6.7 million increase from December 31, 1998. Total net cash provided by operating activities for the nine months ended September 30, 1999 equaled $23.7 million.

     Pursuant to the mortgage loan restructuring agreement (the "Restructuring Agreement"), the Partnership is required to make quarterly deposits to FF&E Reserve Accounts, as defined in the Restructuring Agreement, based upon 5.0% of gross revenues through maturity of the mortgage loan in 2006. The consolidated Hotels' FF&E Reserve Account balance of $5.4 million is included in restricted cash in the accompanying consolidated balance sheets.

     The Restructuring Agreement also requires that both Hotels make deposits into tax escrow accounts for payment of real and personal property taxes. The consolidated balances of these tax escrow accounts are included in cash and cash equivalents in the accompanying consolidated balance sheets.

     Year-to-date capital expenditures totaled $5.2 million. The Westin St. Francis spent $4.5 million on capital expenditures primarily related to guest room, facade, kitchen and health club renovation. The Westin Michigan Avenue, Chicago spent $0.7 million on capital expenditures primarily related to the conversion of an abandoned health club and basement areas to offices, roof replacement and miscellaneous EDP improvements.

     Capital expenditures for the remainder of 1999 are expected to be approximately $12.5 million. The expenditures will include the renovation of guest rooms and food and beverage facilities and a facade project at The Westin St. Francis and a roof replacement, a main building guest room renovation, an update of the EDP and engineering systems, and an upgrade of the minibars and other food and beverage equipment at The Westin Michigan Avenue, Chicago. All capital projects have been approved by the mortgage loan lender, as required by the Restructuring Agreement.

     Under the terms of the mortgage loan, the Partnership is scheduled to make principal and interest payments of $10.8 million in 1999. Principal and interest payments of $8.1 million were made during the nine months ended September 30, 1999.

     At this time, the Partnership anticipates that the cash flow from operations and the corresponding contributions to the FF&E Reserve Accounts will provide adequate funding for 1999 capital expenditures and interest payments on the mortgage loan. In addition, the Partnership currently anticipates that it will be in a position to continue distributions to the limited partners at an annual level of $95 per Unit in 1999. Future distributions will be based on Available Net Cash Flow, as defined in the Partnership agreement, and are dependent upon the Net Cash Flow, as defined, generated by the Hotels and the adequacy of cash reserves. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership agreement and will be distributed to the Partnership's limited partners within 75 days of the end of the quarter. Cash distributions of $95 per Unit were paid to the limited partners in 1998. Additionally, cash distributions of $23.75 per Unit were paid to the limited partners on March 15, 1999 for the fourth quarter of 1998, on June 14, 1999 for the first quarter of 1999 and on September 13, 1999 for the second quarter of 1999. The Board of Directors of the General Partner has authorized a third quarter cash distribution of $23.75 per Unit to be paid to the Partnership's limited partners of record as of September 30, 1999 on December 14, 1999.

     As required by the Partnership agreement, the General Partner must use its best efforts to sell or refinance the Hotel properties by the end of 2001. Accordingly, the General Partner has reviewed options regarding the sale of the Hotels. In order to capitalize on over $56 million of capital improvements completed on The Westin St. Francis since 1994 and the resulting enhanced performance, as well as the overall strength of the San Francisco hotel market, the General Partner has marketed The Westin St. Francis for sale. A broker has been retained and the formal marketing material has been completed and distributed to potential buyers.

     A significant renovation program is currently underway at The Westin Michigan Avenue, Chicago, which is expected to be completed in early 2000. The General Partner has not yet marketed The Westin Michigan Avenue, Chicago in order to permit the Hotel's management to increase operating revenues to levels commensurate with a renovated hotel.

     There can be no assurance that the Hotels will be sold within any specified time period. Furthermore, there can be no assurance that if the Hotels are sold, the purchase price will reflect the appraised values of the Hotels.

RISKS RELATING TO YEAR 2000

     Many computer systems were originally designed to recognize calendar years by the last two digits in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, by the year-end of 1999, the computerized systems, which include information and non-information technology systems, and applications used by the Partnership, will need to be reviewed and evaluated to ensure all such financial, information and operational systems are Year 2000 compliant.

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

     YEAR 2000 PROJECT COSTS. The total costs for the Year 2000 compliance review, evaluation, assessment and remediation efforts are not expected to be in excess of approximately $260,000. Of this amount, approximately $165,000 had been expended as of September 30, 1999, and an additional $95,000 is expected to be incurred in the remainder of 1999.

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

     CONTINGENCY PLAN. The Partnership is in the process of developing its contingency plan for the Hotels to provide for the most likely worst case scenarios regarding Year 2000 compliance. This contingency plan is expected to be completed by December 1, 1999.

                          PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

AFFILIATE TRANSACTIONS

     The Partnership reimbursed the General Partner for general and administrative expenses totaling approximately $0.1 million for the third quarter of 1999. Affiliates of the General Partner, including Starwood, as manager of the Hotels, received base management fees of $1.4 million in the third quarter of 1999. The Partnership accrued incentive management fees, payable to Starwood, of $1.5 million for the third quarter of 1999. Marketing fees of $0.7 million were paid by the Partnership to the General Partner for the third quarter of 1999. Additionally, the Partnership incurred approximately $1.4 million for services provided by the General Partner in the third quarter of 1999, which include property and workers' compensation insurance, systems support, reservations and advertising.

INVESTOR RELATIONS

     The Partnership's investor relations function is handled by ReSource/Phoenix(R) at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for ReSource/Phoenix(R) is 1-800-323-5888.

UNIT SALES

     Relying on the protections of the 5% safe harbor pursuant to Section 7704 of the Internal Revenue Code, the General Partner suspended Unit sales for the remainder of 1999 as sale transfer requests totaling 6,848 have been received for 1999. The General Partner is, however, continuing to accept paperwork for Unit sales for processing in 2000. Through the date of this filing, the General Partner has received requests for the transfer of 5,014 Units which will be completed in 2000. Sale requests for 4,846 Units were in conjunction with a tender offer priced at $1,000 per Unit. The remaining 168 Unit sale requests were completed through limited partnership exchanges at a range in price of $725 to $925 per Unit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    10. Material contracts.

         10.1 Second Amendment to Amended and Restated Management Agreement of The Westin St. Francis Limited Partnership (filed herewith).

         10.2 Second Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership (filed herewith).

    27. Financial Data Schedule (filed herewith).

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

                                          WESTIN HOTELS LIMITED PARTNERSHIP
                                          (a Delaware limited partnership)

                                          By: WESTIN REALTY CORP.,
                                            Its sole General Partner

                                          By: /s/    ALAN M. SCHNAID
                                            ------------------------------------
                                                      Alan M. Schnaid
                                                       Vice President

Date: November 8, 1999

                                 EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
 10.1    Second Amendment to Amended and Restated Management
         Agreement of The Westin St. Francis Limited Partnership
         (filed herewith).
 10.2    Second Amendment to Amended and Restated Management
         Agreement of The Westin Chicago Limited Partnership (filed herewith).
  27     Financial Data Schedule (filed herewith).