Form 10-K405
period 1999-12-31
WESTIN HOTELS LTD PARTNERSHIP
filed 2000-03-14
CIK 790549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                to

Commission File Number: 0-15097

WESTIN HOTELS LIMITED PARTNERSHIP

(Exact name of Registrant as specified in its charters)

Delaware (State or other jurisdiction of incorporation or organization)	91-1328985 (I.R.S. employer identification no.)

777 Westchester Avenue White Plains, NY 10604	1-800-323-5888
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Units of limited partnership interests

(Title of Class)

     There is no public market for Units of limited partnership interests in the Westin Hotels Limited Partnership.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

      Indicate the number of shares (Units) outstanding of each of the issuer’s classes of common stock (Units), as of the latest practicable date (applicable only to corporate issuers).

135,600 limited partnership Units issued and outstanding as of March 10, 2000

PART I

      Certain statements contained in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, the sections of Items 1, 2 and 5 captioned “Business,” “Properties” and “Market for Registrant’s Common Equity and Related Unitholder Matters” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements may include statements regarding the intent, belief or current expectations of the Partnership or Hotel Partnerships (as defined below) or their respective general partners and their officers or directors with respect to the matters discussed in this report. All such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements, including, without limitation, the proposed sale of The Westin St. Francis; the availability of capital for renovations; competition within the lodging industry; the cyclicality of the hotel business; general real estate and economic conditions; and the other risks and uncertainties set forth in the annual, quarterly and current reports. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

Item 1.  Business.

General Development of Business

      Westin Hotels Limited Partnership (the “Partnership”) and its subsidiary limited partnerships, The Westin St. Francis Limited Partnership (the “St. Francis Partnership”) and The Westin Chicago Limited Partnership (the “Chicago Partnership”), each a Delaware limited partnership (collectively the “Hotel Partnerships”), were formed on April 25, 1986 for the purpose of acquiring two hotels, The Westin St. Francis in San Francisco, California (the “St. Francis”) and The Westin Michigan Avenue, Chicago (formerly The Westin Hotel, Chicago) in downtown Chicago, Illinois (the “Michigan Avenue”) (individually a “Hotel,” collectively the “Hotels”).

      The St. Francis and the Michigan Avenue have been managed as part of the Westin hotel chain since 1945 and 1964, respectively. As a result of the acquisition of Westin Hotel Company (“Westin”) by Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) in 1998, the management agreements for the St. Francis and the Michigan Avenue were assigned to St. Francis Hotel Corporation (“St. Francis Corp.”) and 909 North Michigan Avenue Corporation (“909 Corp.”), respectively. The Hotels continue to be managed as full-service Westin hotels and operated as part of the Westin international hotel system.

      Westin Realty Corp. (“Westin Realty”) is the sole general partner of the Partnership, St. Francis Corp. is the sole general partner of the St. Francis Partnership, and 909 Corp. is the sole general partner of the Chicago Partnership. As of January 2, 1998, each general partner (individually a “General Partner,” collectively the “General Partners”) is a subsidiary of Starwood.

Financial Information about Industry Segments

      The Hotel Partnerships are engaged solely in the business of owning and operating the Hotels and are, therefore, engaged in only one industry segment.

Description of Business

      The Hotels are operated as part of the full-service, upscale Westin hotel chain which manages and franchises hotels throughout the world as part of Starwood. The inclusion of the Hotels within a global system provides the benefits of name recognition, centralized reservations and advertising, system-wide marketing programs, centralized purchasing, and training and support services. The hotel business in general is highly competitive. To the extent hotel capacity expands or demand for hotel accommodations decreases in San Francisco and Chicago, where the Hotel Partnerships operate the Hotels, competition will increase. The demand for particular accommodations and related services are subject to various factors, including, but not limited to, seasonal variance, changes in economic conditions, and changes in travel patterns and preferences

(which may be affected by airline schedules, weather conditions or availability). Specific information regarding competitive conditions at each of the Hotels is set forth in Item 2, “Properties.”

      The Hotels are managed by wholly owned subsidiaries of Starwood. Because Starwood also owns, operates, manages and franchises hotels under the St. Regis, Luxury Collection, W, Sheraton and Four Points brands, potential conflicts of interest may exist. While Starwood and its affiliates have the right to own, operate and develop competing hotels, the General Partners have a fiduciary duty to conduct the affairs of the Partnership and the Hotel Partnerships in the best interests of these entities and their partners.

      Neither the Partnership nor the Hotel Partnerships have any employees. Administrative and Hotel personnel are employees of either Starwood or the Hotels’ respective General Partners. The Hotels and the Hotel Partnerships reimburse Starwood and the General Partners for the costs of such employees. However, neither the Partnership nor the Hotel Partnerships are directly responsible for the payment of executive compensation to the officers of the General Partners.

Recent Developments

      On January 18, 2000, the St. Francis Partnership entered into a definitive agreement to sell the St. Francis to BRE/ St. Francis L.L.C., an affiliate of the Blackstone Group, for gross proceeds of $243 million. The sale is subject to customary conditions and the consent of a majority of the limited partners of the Partnership. Assuming the General Partners receive the required consent of the limited partners, the sale is anticipated to close in the second quarter of 2000. The property and equipment of the St. Francis are classified as held for sale at December 31, 1999.

Item 2.  Properties.

      The Partnerships’ properties consist of the St. Francis and the Michigan Avenue. Each is a first-class hotel bearing the Westin name and located in a premier central, urban location, providing guests with convenient access to business districts, shopping areas and convention facilities.

The St. Francis

      Description. The St. Francis has 1,192 guest rooms (including 77 suites), with 613 rooms in the main building and 579 rooms in the 32-story tower, and 33 meeting and banquet rooms. The Hotel has a full-service restaurant, The St. Francis Cafe; a lounge, the Compass Rose; and a pub, Dewey’s. The Hotel offers concierge services and has a business center and a health and fitness center. Jewelry and gift boutiques, clothing shops, specialty stores, an art gallery and a florist are all available within the Hotel, as well as an underground valet parking garage with 217 spaces.

      Location. The St. Francis is located on historic Union Square, a premier shopping district in downtown San Francisco, approximately 12 miles north of the San Francisco International Airport and within easy walking distance of the George R. Moscone Convention Center, Chinatown, numerous theaters and restaurants, and the central business and financial district of San Francisco. The world-famous San Francisco cable cars stop directly in front of the Hotel.

      Capital Improvements. During 1999, the Hotel spent $7.9 million on capital improvements. Of this amount, $2.3 million was spent on the main building facade restoration; $1.7 million on the renovation of food and beverage facilities; $0.8 million on guest room renovations; $1.6 million on health club renovations; and the remaining $1.5 million on other projects, such as lobby renovations and telephone and computer upgrades. For further discussion regarding the funding of these capital expenditures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      Competitive Conditions. The San Francisco hospitality industry remained strong during 1999. One new hotel was added to this competitive segment in 1999. In addition, the 423-room W San Francisco, owned and operated by Starwood, opened in May 1999, and a 360-room hotel is planned to open in early 2000. Most competing hotels have completed renovations or are in the process of renovating their facilities. Since strong demand is expected to continue, the Hotel plans to take advantage of the upswings in business by effectively managing the market mix.

      Starwood owns and operates another Westin hotel at the San Francisco International Airport. This hotel is not in direct competition with the St. Francis. Starwood also owns and operates the W San Francisco, which opened in May 1999 (see above). Due to its location near the convention center, the General Partner does not consider the hotel to be a direct competitor. Starwood also manages The Sheraton Palace, which is a direct competitor to the St. Francis. The General Partner believes that as affiliates of Starwood, both the St. Francis and The Sheraton Palace can sustain their market share due to the strength of the market in San Francisco. In addition, both hotels are expected to benefit from cross selling and cross marketing.

      The St. Francis Partnership has entered into an agreement to sell the St. Francis. See Item 1, “Business — Recent Developments.”

The Michigan Avenue

      Description. The Michigan Avenue has 751 guest rooms (including 28 suites) and 19 meeting rooms. Opening in June 2000 will be the Grill on the Alley, a new upscale 300-seat restaurant and bar operated by Grill Concepts of California. The Hotel operates the Cafe A La Carte, a free-standing quick-service coffee and snack kiosk. The Hotel has a fitness center and a business center, provides retail space for several specialty stores and a gift shop, and has an underground parking garage with 209 spaces.

      Location. The Michigan Avenue is located on a prime site in downtown Chicago at the north end of the famous “Magnificent Mile,” known for its first-class retail shopping, fine restaurants and cultural attractions. The Hancock Center is situated directly south of the Michigan Avenue, as is the Water Tower Place, offering a variety of shopping and entertainment possibilities. The Hotel is 18 miles from O’Hare International Airport and 12 miles from Midway Airport.

      Capital Improvements. In 1999, the Hotel spent $3.5 million for capital expenditures. Of this amount, $2.4 million was spent on the renovation of the main building rooms; $0.2 million on roof replacement; $0.2 million on the renovation of food and beverage facilities; and $0.7 million on various other projects, such as EDP equipment modernization and engineering equipment upgrades. For discussion regarding the funding of these capital expenditures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      Competitive Conditions. Chicago’s hospitality industry continued to experience strong competition during 1999. Several new hotel projects are expected to enter the market in the near future. A 418-room hotel and a 420-room hotel opened in April 1999. Several other properties are expected to open in 2000, including a 192-room hotel, a 313-room hotel, a 456-room hotel and a 406-room hotel. A number of competing hotels have just completed renovations. For 2000, the Hotel believes that it can maintain its share of the market by emphasizing its premier “Magnificent Mile” location and its new and improved rooms, including the addition of the Heavenly Bed, a Westin trademark. The year 2000 is expected to be a strong year for the Hotel and for Chicago with a strong base of major convention business utilizing the McCormick Place (Chicago’s convention center). There is another Westin hotel located at the O’Hare International Airport near Chicago and another in the financial district of downtown Chicago. The General Partner believes that neither is in direct competition with the Michigan Avenue and that their close proximity allows for efficiencies in both staffing and productivity. Starwood also operates the Sheraton Chicago Hotel and Towers in downtown Chicago and owns three hotels in downtown Chicago. Additionally, Starwood manages five properties in the Chicago metropolitan area under management agreements. These properties are not considered to be primary competitors due to differences in their locations, orientations or facilities.

Mortgage Loans

      On August 21, 1986, mortgage loans in the amount of $83.8 million with respect to the St. Francis and $32.8 million with respect to the Michigan Avenue (collectively the “Mortgage Loans”) were refinanced by Teacher Retirement System of Texas (the “Lender”). The Hotels were acquired subject to the Mortgage

Loans. The Mortgage Loans require that the Hotel Partnerships not further encumber the Hotels without prior consent of the Lender. On June 2, 1994, the General Partner, on behalf of the Partnership, successfully completed a restructuring of the Mortgage Loans and entered into a restructuring agreement (“Restructuring Agreement”) with the Lender. On May 27, 1997, a second restructuring agreement modifying the existing Mortgage Loans on the Partnership’s Hotels was completed. The modifications to the Mortgage Loans consist primarily of a reduction of the effective interest rates, an extension of the maturity dates and revisions of prepayment penalties.

Insurance

      Each Hotel is covered by comprehensive general liability insurance, fire and extended property insurance (including earthquake coverage), business interruption, workers’ compensation, employer’s liability insurance and such other insurance as is customarily obtained for similar properties.

      The Hotels currently participate in Starwood’s insurance program, whereby general liability and workers’ compensation insurance coverage premiums are paid through Starwood to Zurich American Insurance Group, Cigna Property and Casualty, and Westel Insurance Company, the latter being a wholly owned subsidiary of Starwood.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the Unitholders during the fourth quarter of 1999.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Unitholder Matters.

      As of March 10, 2000, there were 7,643 holders of record of the 135,600 limited partnership units (“Units”).

      There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. The transfer of Units, or any interest therein, is subject to a variety of restrictions. Limited partners may not transfer their interests in the Partnership if, in the opinion of the Partnership’s counsel, such transfers might violate the registration requirements of the Securities Act of 1933, as amended, or the laws of any other jurisdiction or agency applicable to the transfers, cause the Partnership to be regarded as an association taxable as a corporation, result in the dissolution or termination of the Partnership or result in a Hotel Partnership not being able to obtain or continue in effect any license permitting the service or sale of alcoholic beverages in the Hotels. The assignee must also meet certain other requirements set forth in the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) before it may be recognized as a substituted limited partner, including the payment of all reasonable expenses connected with the transfer of any interest. The limited partners or their representatives must furnish, as to voluntary transfers, sufficient information to counsel to permit the foregoing determination to be made.

      Beginning in 1996, the General Partner became aware of offers to purchase Units, which were mailed to limited partners, that have ranged from $185 (in 1996) to $1,000 (in 1998) per Unit. Recently, the General Partner became aware of two offers to purchase Units in 2000: an offer dated February 1, 2000 to purchase up to 5,732 Units for $800 per Unit and an offer dated February 14, 2000 to purchase up to 1,000 Units for $750 per Unit. The General Partner responded, without recommending either an acceptance or rejection of any offer, by providing the limited partners with certain information concerning reported Unit sales.

      The following information reflects the Partnership’s records of the average and range of Unit sale prices to date as quoted in the Limited Partnership Exchanges:

	Average Per Unit	Range of Per Unit
	Sales Price	Sales Price

1998

First Quarter	$733.01	$545.00 to $890.00

Second Quarter(1)	—	—
(through May 1, 1998, when sales were suspended)

1999

First Quarter	$960.92	$500.00 to $1,119.00
(through January 19, 1999, when sales were suspended)

2000

First Quarter	$990.09	$725.00 to $1,000.00
(through March 10, 2000)

(1)	There were no sales made in the Limited Partnership Exchanges for the period from March 1, 1998 through May 1, 1998, when sales were suspended.

     In October 1996, the General Partner determined it to be in the best interest of the Partnership to implement a Unit transfer policy that relies on the protections of a 5% “safe harbor” provision, promulgated by the Internal Revenue Service, that prevents the Partnership from being deemed a “publicly traded partnership” pursuant to Section 7704 of the Internal Revenue Code of 1986, as amended. The safe harbor applies if the sum of the percentage interests in partnership capital or profits represented by Units traded during any calendar year does not exceed 5% of the aggregate Partnership interests outstanding (which approximates 6,848 Units).

      On January 19, 1999, upon reaching 1999 Unit sales aggregating 6,848, the General Partner suspended its approval of any further transfer requests for 1999. As of March 10, 2000, the Partnership has pending Unit sale transfer requests totaling 5,704 Units for 2000. Unless cancelled by the transferor, each of these transfers will be processed and recorded on the books of the Partnership on March 31, 2000. The average price of these sales is $990 per Unit. When the Partnership reaches Unit sale transfer requests aggregating 6,848 Units for 2000, the General Partner will suspend its approval of any Unit sale transfer requests for the remainder of the year 2000.

      Cash distributions of $23.75 per Unit each were paid to the limited partners on March 15, 1999, June 14, 1999, September 13, 1999 and December 14, 1999. Barring any unforeseen adverse occurrence, the General Partner anticipates that the Partnership will be in a position to continue distributions to the limited partners at an annual level of $95.00 per Unit in 2000 until the sale of the St. Francis is complete. The sale of the St. Francis could materially change the per Unit distribution. Future distributions will be based on available Net Cash Flow, as defined in the Partnership Agreement, Section 7.02. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership Agreement and will be distributed to the limited partners within 75 days of the end of the quarter.

      The Partnership Agreement requires the General Partner to use its best efforts to sell or refinance the Hotels by the end of 2001. As indicated in letters previously distributed to the limited partners, the General Partner has been evaluating the possible sale of one or both of the Hotels. On January 18, 2000, the St. Francis Partnership entered into a definitive agreement to sell the St. Francis for gross proceeds of $243 million. The sale is subject to the approval by a majority vote of the limited partners. See Item 1, “Business — Recent Developments.” Definitive consent solicitation materials will be mailed on or around March 15, 2000 to the limited partners of record on February 15, 2000 seeking their approval of the General Partner’s consent to the proposed sale of the St. Francis on behalf of the Partnership. If the limited partners holding a majority of the Units consent to the proposal, as required by the Partnership Agreement, the General Partner anticipates that the sale of the St. Francis will close in the second quarter of 2000. With respect to the Michigan Avenue, the General Partner has determined, after obtaining an independent property appraisal and assessing the market, that it is in the best interest of the Partnership and the limited partners not to market the Michigan Avenue until ongoing renovations and capital improvements are completed and the performance of that property reflects those improvements.

      The Partnership’s investor relations function is handled by ReSource/ Phoenix® at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for ReSource/Phoenix® is 1-800-323-5888.

Item 6.  Selected Financial Data.

      The following table sets forth selected financial information for the Partnership.

	Year Ended December 31,

	1999	1998	1997	1996	1995

	(In thousands, except per Unit amounts)

Operating revenues:

Rooms	$97,973	$94,724	$83,600	$73,375	$60,963

Food and beverage	45,277	37,354	32,793	27,477	27,124

Other operating departments	13,047	12,158	10,660	10,098	9,157

Total operating revenues	156,297	144,236	127,053	110,950	97,244

Operating expenses:

Rooms	25,417	25,493	22,162	19,631	17,931

Food and beverage	35,189	26,946	24,866	21,963	22,842

Administrative, general and marketing	18,886	19,857	18,022	16,265	15,079

Management fees	13,300	9,949	8,554	5,672	2,188

Other	34,308	31,617	30,990	27,520	25,210

Total operating expenses	127,100	113,862	104,594	91,051	83,250

Operating profit	$29,197	$30,374	$22,459	$19,899	$13,994

Net income	$16,831	$17,933	$9,691	$6,978	$1,713

Net income per Unit	$124.12	$132.25	$71.47	$51.46	$12.63

Total assets	$295,834	$285,661	$269,785	$263,148	$246,698

Long-term obligations	$166,049	$165,050	$162,989	$157,880	$153,760

Deferred incentive management fees	$29,532	$25,618	$22,281	$19,425	$16,249

Distributions paid per Unit	$95.00	$95.00	$95.00	$—	$—

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

      The Hotels’ primary market focus is on business travelers, conventions and other groups and, in the case of the St. Francis, tourism. The Hotels’ business activities generally follow national economic trends. The level of tourist business is influenced by the general global economic environment and political climate and, to a lesser extent, by the strength of the U.S. dollar in relation to foreign currencies. Current trends in the hotel industry indicate that the outlook for the lodging industry remains positive due to the increase in demand, limited growth of full-service hotels and an improved economic environment. Both the St. Francis and the Michigan Avenue continue to experience seasonal trends, with the lowest occupancy levels occurring during the first quarter, followed by higher occupancies during the last three quarters of the year.

Results of Operations

      This section analyzes significant fluctuations in items affecting the consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997. The table below presents key statistics used in the analysis:

	Year Ended December 31,

Consolidated	1999	1998	1997

REVPAR (revenue per available room)	$138.15	$132.84	$118.74

Operating profit as a percentage of revenues:

Rooms	74.1%	73.1%	73.5%

Food and beverage	22.3%	27.9%	24.2%

EBITDA (in thousands)(1)	$42,458	$41,850	$32,776

(1)	EBITDA represents net earnings before interest expense, income tax expense, depreciation and amortization and minority interests. The General Partner considers EBITDA to be a measure of the Partnership’s operating performance due to the significance of the Partnership’s long-lived assets and because such data can be used to measure the Partnership’s ability to service debt, fund capital expenditures and pay cash distributions. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and such information should not be considered as an alternative to net income, cash flow from operations or any other performance measure prescribed by generally accepted accounting principles.

     1999 Compared with 1998. The Partnership had consolidated net income of $16.8 million for the year ended December 31, 1999, a 6.1% or $1.1 million decrease from 1998. EBITDA for the year of $42.5 million represents a 1.5% increase over 1998.

      Consolidated rooms revenues for the year ended December 31, 1999 were $98.0 million, which represents a 3.4% or $3.2 million increase over the prior year. Consolidated REVPAR for 1999 reached $138.15, a 4.0% increase over 1998. The St. Francis’ REVPAR increase of 5.9% to $153.55 and the Michigan Avenue’s REVPAR increase of 0.2% to $113.70 were due to increases in average room rates in all segments. At the St. Francis, the average room rate for 1999 increased 5.7% to $184.98 and the occupancy rate increased 0.2 percentage points from the prior year to 83.0%. The Michigan Avenue reported a decrease in average room rate of 2.5% to $155.90, and its occupancy rate increased 2.0 percentage points to 72.9% due primarily to an increase in the group segment.

      Consolidated rooms profit for 1999 increased 1.0 percentage point to 74.1% from the prior year. This improvement was attributable primarily to the REVPAR growth previously noted.

      Consolidated food and beverage revenues of $45.3 million for 1999 represent a $7.9 million or 21.2% increase compared to 1998. The St. Francis reported an increase in food and beverage revenues of 27.7% or $7.6 million over 1998 due to strong banquet revenues and the addition of banquet space. The Michigan Avenue’s food and beverage revenues for 1999 increased 3.1% to $10.1 million. This increase is due primarily to an increase in restaurant revenues.

      The consolidated food and beverage profit for 1999 decreased 5.6 percentage points to 22.3% from 1998, primarily as a result of a decrease in the Michigan Avenue’s food and beverage profit of $1.2 million. The decrease at the Michigan Avenue was due primarily to a decrease in banquet revenues and an increase in food and beverage costs. The St. Francis’ food and beverage profit increased 11.1% in 1999, primarily as a result of an increase in banquet business.

      Other operating departments had consolidated revenues of $13.0 million for the year ended December 31, 1999, a $0.9 million increase over 1998, primarily resulting from increases in telecommunication revenues.

      Consolidated operating expenses for 1999 increased 11.6% to $127.1 million. The greatest operating expense increases, other than food and beverage expenses, were due to greater depreciation from capital additions and an increase in management fees. Management fees increased 33.7% to $13.3 million over 1998 due to improved Partnership Net Operating Cash Flow, as defined in the Partnership Agreement, Section 1.24.

      1998 Compared with 1997. The Partnership had consolidated net income of $17.9 million for the year ended December 31, 1998, an 85.0% or $8.2 million increase over 1997. EBITDA for the year of $41.9 million represents a 27.7% increase over 1997.

      Consolidated rooms revenues for the year ended December 31, 1998 were $94.7 million, which represents a 13.3% or $11.1 million increase over the prior year. Consolidated REVPAR for 1998 reached $132.84, an 11.9% increase over 1997. The St. Francis’ REVPAR increase of 12.5% to $144.93 and the Michigan Avenue’s REVPAR increase of 10.8% to $113.50 were due to increases in average room rates in all segments. At the St. Francis, the average room rate for 1998 increased 6.2% to $174.96 and the occupancy rate increased 4.6 percentage points to 82.8% from the prior year. The Michigan Avenue reported an increase in average room rate of 13.5% to $159.91, and its occupancy rate decreased 1.8 percentage points to 70.9% due primarily to a decrease in the group segment.

      Consolidated rooms profit for 1998 increased 12.7% to $69.2 million from the prior year. This improvement was attributable to the REVPAR growth previously noted.

      Consolidated food and beverage revenues of $37.4 million for 1998 represent a $4.6 million or 13.9% increase compared to 1997. The St. Francis reported an increase in food and beverage revenues of 18.5% or $4.3 million over 1997 due to strong banquet revenues. All of its outlets, with the exception of the St. Francis Cafe, reported increased revenues for 1998 compared to 1997. The Michigan Avenue’s food and beverage revenues for 1998 increased 3.2% to $9.8 million, which is primarily attributable to an increase in group and convention demand.

      Consolidated food and beverage profit for 1998 increased 31.3% to $10.4 million over 1997. The St. Francis’ 49.3% increase in food and beverage profit in 1998 is a result of a 29.4% increase in profit in the Banquet department and the continued success of cost containment strategies. The Michigan Avenue’s food and beverage profit remained consistent with the prior year.

      Other operating departments had consolidated revenues of $12.2 million for the year ended December 31, 1998, a $1.5 million increase over 1997. Both Hotels reported increases in telecommunication revenues in 1998, and the Michigan Avenue reported an increase in parking garage revenues from 1997.

      Consolidated operating expenses for 1998 increased 8.9% to $113.9 million. The greatest operating expense increases, other than room expenses and food and beverage expenses, were due to increased advertising and promotion and greater depreciation due to capital additions. Management fees increased 16.3% to $9.9 million over 1997 due to improved Partnership Net Operating Cash Flow, as defined in the Partnership Agreement.

Liquidity and Capital Resources

      As of December 31, 1999, the Partnership had cash and cash equivalents of $39.6 million, an $8.1 million increase from December 31, 1998. During 1999, total net cash provided by operating activities equaled $34.4 million.

      In 1999, a total of $8.1 million was deposited into the FF&E Reserve Accounts as required by the Restructuring Agreement. This amount, plus interest of $0.2 million, less $7.0 million to fund a portion of the capital expenditures in 1999, is included in restricted cash in the accompanying consolidated balance sheets. In 1999, a total of $3.6 million was deposited into the Tax Escrow Accounts for payment of real and personal property taxes as required by the Restructuring Agreement. This amount, plus interest, less payments of $2.8 million for real and personal property taxes, is restricted and included in cash and cash equivalents in the accompanying consolidated balance sheets.

      A total of $11.4 million was spent for capital improvements in 1999 for both Hotels. The St. Francis spent $7.9 million in 1999 for capital improvements, of which $2.3 million was spent on the main building facade restoration; $1.7 million on the renovation of food and beverage facilities; $0.8 million on guest room renovations; $1.6 million on health club renovations; and the remaining $1.5 million in other areas, such as lobby renovations and telephone and computer upgrades. The Michigan Avenue spent $3.5 million for capital improvements in 1999. Of this amount, $2.4 million was spent on the renovation of the main building rooms; $0.2 million was spent on roof replacement; $0.2 million on the renovation of food and beverage facilities; and the remaining $0.7 million on various other projects, such as EDP equipment modernization and engineering equipment upgrades. As stipulated by the Restructuring Agreement, variances from the original estimated amounts reflect timing adjustments and were either approved by the Lender or were within the limits required by the Restructuring Agreement.

      Without considering the proposed sale of the St. Francis, expenditures in 2000 are expected to total approximately $26.4 million. The St. Francis is budgeted to spend approximately $13.0 million on capital improvements in 2000. Approximately $4.5 million is to be spent on guest room renovations; $2.8 million on building renovations; $2.2 million on the facade restoration; $1.3 on the addition of Heavenly Beds; and $2.2 million on other areas, such as the 2nd floor carpet replacement and the HVAC systems. The facade restoration is scheduled to be completed in 2000. The Michigan Avenue expects to spend $13.4 million for capital improvements during 2000. Approximately $8.6 million is expected to be spent on guest room renovations; $1.2 million for food and beverage facility upgrades; and $3.6 million on other areas, such as lobby and front office renovations and the replacement of water heat pumps. All capital projects are subject to approval by the Lender and the General Partner.

      The Mortgage Loans, as restructured, provide for scheduled principal and interest payments of $12.2 million in 2000. Assuming the St. Francis is sold as proposed and completed in the second quarter of 2000, the General Partner anticipates that payments under the Mortgage Loans, subsequent to the sale, will be $1.5 million for the remainder of 2000.

      In accordance with the terms of the Restructuring Agreement, the Partnership was prohibited from making cash distributions to the limited partners in 1994 and 1995. In 1997, distributions resumed after satisfying certain conditions as outlined in the Restructuring Agreement. Due to improved Net Cash Flow, cash distributions in the amount of $47.50 per Unit each were paid to the limited partners on September 15, 1997 and December 15, 1997, resulting in total 1997 distributions of $95.00 per Unit. Continued improvement in Net Cash Flow resulted in an annual aggregate cash distribution in the amount of $95.00 per Unit in 1998 and 1999. The distribution was paid in quarterly installments of $23.75 per Unit on March 13, 1998, June 12, 1998, September 11, 1998, December 14, 1998, March 15, 1999, June 14, 1999, September 13, 1999 and December 14, 1999. The distributions were paid to limited partners of record as of each quarter end date.

      At this time, the General Partner anticipates that the cash flow from operations and the contributions to the FF&E Reserve Accounts will provide adequate funding for payments on the Mortgage Loans and 2000 capital expenditures. In addition, barring any unforeseen adverse occurrence, the General Partner anticipates that the Partnership will be in a position to continue regular distributions to the limited partners at an annual level of $95.00 per Unit in 2000 until the St. Francis sale is complete. The sale of the St. Francis could materially change the per Unit distribution. Future distributions will be based on available Net Cash Flow and are dependent upon the Net Cash Flow generated by the Hotels, proceeds from the pending sale of the St. Francis and the adequacy of cash reserves. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership Agreement and will be distributed to the limited partners within 75 days of the end of the quarter.

      The Partnership Agreement requires that the General Partner use its best efforts to sell or refinance the Hotels by the end of 2001. As indicated in letters previously distributed to the limited partners, the General Partner has been evaluating the possible sale of one or both of the Hotels. On January 18, 2000, the St. Francis Partnership entered into a definitive agreement to sell the St. Francis for gross proceeds of $243 million. This sale is subject to the approval by the majority vote of the limited partners. See Item 1, “Business — Recent Developments.” After obtaining an independent property appraisal and assessing the market, the General Partner has determined that it is in the best interest of the Partnership and the limited partners not to market the Michigan Avenue until ongoing renovations and capital improvements are completed and the performance of that property reflects those improvements.

Year 2000

      The Partnership did not experience any significant malfunctions or errors in its computerized systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Partnership does not expect any significant impact to its ongoing business as a result of the Year 2000 issue. The Partnership is not aware of any significant Year 2000 issues or problems that may have arisen for its significant customers and suppliers.

      The Partnership expended approximately $104,000 in 1999 on its Year 2000 readiness efforts. These efforts included replacing outdated, noncompliant hardware and software as well as testing and remediation.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

      The Partnership is exposed to market risk on its financial instruments from changes in interest rates. The Partnership does not use financial instruments for trading purposes or to manage interest rate risk. Increases in market interest rates would not have a substantial adverse effect on profitability.

      The Partnership’s financial instruments consist primarily of variable rate notes and fixed rate debt. The Partnership’s debt at December 31, 1999 consisted of notes payable to the General Partner and mortgage loans.

Item 8.  Financial Statements and Supplementary Data.

      The following documents are filed as part of this report:

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Westin Hotels Limited Partnership:

      We have audited the accompanying consolidated balance sheets of the Westin Hotels Limited Partnership and subsidiaries (the “Partnership”) (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners’ capital (deficit) and cash flows for the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Phoenix, Arizona

March 1, 2000

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(In thousands, except Units)

	December 31,	December 31,
	1999	1998

ASSETS

Current assets:

Cash and cash equivalents, including restricted cash of $3,716 and $2,779	$39,625	$31,524

Guest and trade accounts receivable, less allowance for doubtful accounts of $283 and $290.	8,840	8,945

Inventories	748	641

Prepaid expenses and other current assets	1,971	858

Total current assets	51,184	41,968

Property and equipment, at cost:

Buildings and improvements	54,508	178,849

Furniture, fixtures and equipment	41,423	111,064

Expendable supplies	555	2,031

	96,486	291,944

Less accumulated depreciation	42,688	116,282

	53,798	175,662

Construction in progress	1,596	722

Land	8,835	62,599

Land, property and equipment, net	64,229	238,983

Restricted cash	5,185	3,890

Other assets	805	820

Assets held for sale	174,431	—

	$295,834	$285,661

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Current liabilities:
Accounts payable —

Trade and other	$1,823	$1,601

General Partner and affiliates	4,845	5,945

Total accounts payable	6,668	7,546

Accrued expenses	11,336	11,150

Current maturities of long-term obligations	2,218	735

Other current liabilities	1,623	1,340

Total current liabilities	21,845	20,771

Long-term obligations	125,904	128,122

Long-term obligation to General Partner	40,145	36,928

Deferred incentive management fees payable to General Partner	29,532	25,618

Total liabilities	217,426	211,439

Minority interests	4,218	3,981

Commitments and contingencies

Partners’ capital (deficit):

General Partner	(2,926)	(2,563)

Limited Partners (135,600 Units issued and outstanding)	77,116	72,804

Total Partners’ capital	74,190	70,241

	$295,834	$285,661

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except Unit data)

	Year Ended December 31,

	1999	1998	1997

Operating revenues:

Rooms	$97,973	$94,724	$83,600

Food and beverage	45,277	37,354	32,793

Other operating departments	13,047	12,158	10,660

Total operating revenues	156,297	144,236	127,053

Operating expenses:

Rooms	25,417	25,493	22,162

Food and beverage	35,189	26,946	24,866

Other operating departments	3,902	3,407	3,241

Administrative and general	9,363	9,600	9,509

Related-party management fees	13,300	9,949	8,554

Advertising and business promotion	9,523	10,257	8,513

Property maintenance and energy	8,776	8,733	8,495

Local taxes and insurance	9,344	8,470	9,170

Rent	607	817	802

Depreciation	11,679	10,190	9,282

Total operating expenses	127,100	113,862	104,594

Operating profit	29,197	30,374	22,459

Other income (expense):

Interest income	1,582	1,286	1,103

Interest expense	(13,711)	(13,479)	(13,638)

Other, net	—	—	(68)

Net other expense	(12,129)	(12,193)	(12,603)

Income before minority interests	17,068	18,181	9,856

Minority interests in net income	(237)	(248)	(165)

Net income	$16,831	$17,933	$9,691

Net income per Unit	$124.12	$132.25	$71.47

Units outstanding	135,600	135,600	135,600

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

(In thousands)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 1996	$(2,026)	$70,407	$68,381

Cash distributions	—	(12,882)	(12,882)

Net income (loss)	(281)	9,972	9,691

Balance at December 31, 1997	(2,307)	67,497	65,190

Cash distributions	—	(12,882)	(12,882)

Net income (loss)	(256)	18,189	17,933

Balance at December 31, 1998	(2,563)	72,804	70,241

Cash distributions	—	(12,882)	(12,882)

Net income (loss)	(363)	17,194	16,831

Balance at December 31, 1999	$(2,926)	$77,116	$74,190

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	1999	1998	1997

Operating Activities

Net income	$16,831	$17,933	$9,691

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	11,679	10,190	9,282

Amortization of deferred loan fees	58	42	90

Interest on long-term obligation to General Partner	3,217	3,119	4,436

Minority interests in net income	237	248	165

Increase (decrease) in cash resulting from changes in:

Receivables	105	208	(2,192)

Inventories	(107)	—	(125)

Prepaid expenses and other current assets	(1,113)	782	(359)

Trade and other accounts payable	222	3,401	1,037

Accrued expenses and other current liabilities	469	1,607	256

Accounts payable due to affiliates	(1,751)	(333)	1,238

Deferred incentive management fees payable to General Partner	4,565	3,337	2,856

Net cash provided by operating activities	34,412	40,534	26,375

Investing Activities

Proceeds from asset sales	—	—	14

Acquisition of property and equipment	(11,356)	(15,175)	(9,993)

Increase in restricted cash	(8,269)	(11,482)	(11,203)

Decrease in restricted cash to fund acquisitions of property and equipment	6,974	15,552	9,261

Increase in other assets	(43)	(175)	(120)

Net cash used in investing activities	(12,694)	(11,280)	(12,041)

Financing Activities

Cash distributions	(12,882)	(12,882)	(12,882)

Loan restructuring costs	—	—	(294)

Repayment of long-term obligations	(735)	(598)	(160)

Net cash used in financing activities	(13,617)	(13,480)	(13,336)

Net increase in cash and cash equivalents	8,101	15,774	998

Cash and cash equivalents at beginning of year	31,524	15,750	14,752

Cash and cash equivalents at end of year	$39,625	$31,524	$15,750

Supplemental Disclosures of Cash Flow Information

Non-cash financing and investing transactions:

Equipment acquired under capital lease	$—	$44	$—

Cash paid during the year for interest	$10,438	$10,361	$9,210

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

      Basis of Presentation. The accompanying consolidated financial statements include the accounts of Westin Hotels Limited Partnership, a Delaware limited partnership (the “Partnership”), and its subsidiary limited partnerships, The Westin St. Francis Limited Partnership (the “St. Francis Partnership”) and The Westin Chicago Limited Partnership (the “Chicago Partnership”) (collectively the “Hotel Partnerships”). The St. Francis Partnership owns and operates The Westin St. Francis in downtown San Francisco, California (the “St. Francis”), and the Chicago Partnership owns and operates The Westin Michigan Avenue, Chicago (formerly The Westin Hotel, Chicago) in downtown Chicago, Illinois (the “Michigan Avenue”) (individually a “Hotel,” collectively the “Hotels”). All significant intercompany transactions and accounts have been eliminated.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash Equivalents and Restricted Cash. Cash equivalents consist of short-term investments purchased with original maturities of three months or less. Restricted cash consists of amounts deposited in interest-bearing money market accounts restricted by a Partnership lender (see Note 4). The Partnership’s carrying amount approximates the fair value of cash equivalents and restricted cash due to the short-term nature of these instruments.

      Inventories. Inventories, principally food and beverage and expendable supplies, are valued at the lower of cost (first-in, first-out) or market value.

      Property and Equipment. Depreciation of property and equipment is provided principally on the straight-line method over the assets’ estimated useful lives as follows:

Buildings	40 years

Building improvements	Remaining life of building

Furniture, fixtures and equipment	3 to 12 years

      Depreciation of property and equipment under capital leases is provided on the straight-line method over the lesser of the assets’ estimated useful lives or the lease terms.

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

      Maintenance and repairs, including the cost of minor replacements, are charged to property maintenance expense accounts. Costs of additions and improvements to property are capitalized in property and equipment accounts.

      In the event that facts and circumstances indicate that the cost of property and equipment may be impaired, an evaluation of recoverability would be performed. This evaluation would include the comparison of the future estimated undiscounted cash flows associated with the assets to the carrying amount of these assets to determine if a write-down to market value using discounted cash flows is required.

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Advertising Costs. The Partnership expenses the production costs of advertising the first time the advertising takes place.

      Income Taxes. The Partnership does not record any provision for federal and state income taxes in its consolidated financial statements. All items of income, gain, loss, deduction or credit for federal and state income tax purposes are allocated to the partners of the Partnership for inclusion in their individual income tax returns. The reported amounts of the Partnership’s net assets and liabilities exceeded the related tax bases by approximately $62,562,000 and $59,003,000 at December 31, 1999 and 1998, respectively.

      Concentration of Credit Risk. Financial instruments which potentially subject the Hotels to a concentration of credit risk consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers and industries to which the Hotels’ services are sold, as well as the dispersion of customers across many geographic areas. Additionally, the Hotels perform ongoing credit evaluations of their customers’ financial condition and maintain allowances for potential credit losses.

Note 2.  Organization

      The Partnership was formed on April 25, 1986 to invest in hotel properties by acquiring limited partnership interests in the Hotel Partnerships. The Partnership will continue until December 31, 2036, unless terminated sooner under the provisions of the Partnership Agreement.

      Westin Realty Corp. (“Westin Realty”), formerly a wholly owned subsidiary of Westin Hotel Company (“Westin”), now a wholly owned subsidiary of Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), is the sole General Partner of the Partnership and subject to the Partnership Agreement. On August 28, 1986, Westin Realty acquired all of the limited partnership interests in the Hotel Partnerships (which represented 91.62% of the fair value of the Hotel Partnerships’ net assets) and contributed these interests, valued at $135,600,000, to the Partnership in exchange for all of the limited partnership interests in the Partnership. Westin Realty then sold these limited partnership interests in a public offering. The remaining 8.38% interest in the Hotel Partnerships was retained by the predecessor owners, subsidiaries of Westin.

      In January 1997, The Westin Hotel, Chicago was renamed The Westin Michigan Avenue, Chicago to distinguish it from The Westin River North, Chicago, also located in downtown Chicago.

      On January 2, 1998, Starwood completed the merger of Westin Hotels & Resorts Worldwide, Inc. (“Westin Worldwide”). Pursuant to the Transaction Agreement, Westin Worldwide, including its wholly owned subsidiary Westin, was merged with and into Starwood Hotels & Resorts (the “Trust”) and the separate corporate existence of Westin Worldwide and Westin thereupon ceased. On January 6, 1999, the Trust became a wholly owned subsidiary of Starwood as a result of Starwood’s reorganization (the “Reorganization”). Westin Realty, St. Francis Hotel Corporation (“St. Francis Corp.”) and 909 North Michigan Avenue Corporation (“909 Corp.”), each formerly wholly owned subsidiaries of Westin, are now wholly owned subsidiaries of Starwood. The merger and the Reorganization did not change the structure of the General Partners’ and limited partners’ ownership interest in either the Partnership or the Hotel Partnerships.

      The Hotel Partnerships’ profits and losses, subject to certain contractual adjustments, are generally allocated 99% to the Hotel Partnership and 1% to minority interests. Partnership profits and losses are further allocated 99% to the limited partners and 1% to the General Partner, with the exception of depreciation expense, which is allocated 92.55% to the limited partners and 7.45% to the General Partner. Because of the allocation of depreciation expense, the General Partner’s share of profits and losses since inception is a net loss, resulting in a deficit balance in the General Partner capital account. The Partnership Agreement specifies that if a deficit balance exists after liquidation of the Hotel Partnerships’ assets, the General Partner would be obligated to contribute cash to the Partnership equal to the lesser of (i) the deficit balance in such capital

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

account, or (ii) 1.01% of the capital contributions of the limited partners reduced by all capital contributions of the General Partner to, but not including, such specified time.

      Except for the following restrictions outlined in the mortgage loan restructuring agreement completed in June 1994 (hereinafter this agreement and any amendments to it are referred to as the “Restructuring Agreement”), Net Cash Flow of the Partnership, as defined in the Partnership Agreement in Section 1.24, is distributed first to the limited partners until certain preferential distributions are achieved and then allocated to both the General Partners and limited partners depending on factors related to the source of the Net Cash Flow and cash distributions as specified in the Partnership Agreement. The Restructuring Agreement permitted distributions beginning in 1997 once the Hotels had achieved certain performance levels in the three years prior to 1997. A distribution of $12,882,000 was made to the limited partners in each of the years ended December 31, 1997, 1998 and 1999.

Note 3.  Accrued Expenses

      Accrued expenses include the following at December 31:

	1999	1998

	(In thousands)

Salaries, wages and other related benefits	$3,489	$3,658

Estimated property and other taxes	5,199	4,905

Accrued interest	939	892

Other	1,709	1,695

Total	$11,336	$11,150

Note 4.  Long-Term Obligations

      Long-term obligations include the following at December 31:

	1999	1998

	(In thousands)

Mortgage loans bearing effective interest at 8.06%	$127,400	$127,941

Other	722	916

	128,122	128,857

Less current maturities	2,218	735

Total	$125,904	$128,122

Subordinated note, payable to the General Partner, bearing interest at prime plus 1% (9.50% and 8.75% at December 31, 1999 and 1998, respectively). See Note 8.	$40,145	$36,928

      On May 27, 1997, existing mortgage loans on the Hotels were restructured pursuant to the Restructuring Agreement between The Teacher Retirement System of Texas, the Partnership, the Hotel Partnerships, St. Francis Corp. (general partner of the St. Francis Partnership), 909 Corp. (general partner of the Chicago Partnership) and Westin Realty.

      The Restructuring Agreement provided for an extension of the maturity date for each of the Hotel’s existing mortgage loans from August 31, 2001 to November 30, 2006. The interest rates on the principal balances of the original mortgage loans were reduced to 8.85% per annum from 10.0% per annum for the period from December 1, 1997 through November 30, 1998 and to 8.85% per annum from 10.25% per annum

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the period from December 1, 1998 through maturity. The restructuring resulted in a decrease in the effective interest rate on the mortgage loans from 8.55% per annum to 8.06% per annum from the date of the agreement through maturity.

      Through November 30, 1999, the restructured loans required the payment of interest only each quarter in arrears. From December 1, 1999 to November 30, 2006, the loans require blended payments of principal and interest each quarter in arrears in such amount necessary to repay the principal balance of each note (together with interest at the fixed interest rate) on the basis of a 25-year amortization schedule. Annual payments on the mortgage loans are $12,208,000, payable quarterly through December 1, 2006, at which time the remaining outstanding principal balance plus all accrued and unpaid interest is due and payable.

      As required by the Restructuring Agreement, deposits to the Furniture, Fixture and Equipment Reserve Accounts (“FF&E Escrow Accounts”) for 1999 and 1998 totaled $8,045,000 and $11,263,000, respectively. FF&E Escrow Accounts are included in restricted cash in the accompanying balance sheets. Interest earned on the FF&E Escrow Accounts was $224,000, $219,000 and $367,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

      As required by the Restructuring Agreement, $3,619,000 and $6,066,000 were deposited to the Tax Escrow Accounts in 1999 and 1998, respectively. This account is used to pay real and personal property taxes as they become due. The Tax Escrow Accounts are included in cash and cash equivalents in the accompanying consolidated balance sheets.

      The prepayment provisions of the Mortgage Loans were amended. Under the terms and conditions of the Restructuring Agreement, the prepayment penalty for the Michigan Avenue loan was reinstated except in the case of a repayment resulting from a sale to a third party. The termination date for the prepayment penalty for the St. Francis loan was extended to the year 2006 from the year 2001. With respect to the sale of the St. Francis to a third party, however, there will be no prepayment penalty if the sale occurs after August 31, 2001.

      In July 1997, the St. Francis received notification of a property tax assessment totaling $1,189,000 for the tax years ended June 30, 1997 and 1996. The assessment qualifies for a five-year payment plan, which the Partnership has elected, and is as follows: principal and interest payments of $285,000 for 1999 through 2002. Interest is calculated at 8.55% per annum. Payments in both 1999 and 1997 totaled $285,000. No payments were required in 1998.

      Scheduled principal payments on long-term obligations are $2,218,000 in 2000, $2,404,000 in 2001, $2,604,000 in 2002, $2,537,000 in 2003, $2,749,000 in 2004 and $155,755,000 thereafter.

      For debt based on prime rates, fair value approximates carrying value due to the variable nature of interest rates. For fixed rate debt, fair value is determined based on discounted cash flows for the debt at a rate deemed reasonable for the type of debt and prevailing market conditions and, if appropriate, the length to maturity for the debt. The carrying values of the Partnership’s mortgage loans and subordinated note approximate fair values, due to the interest rates being based on prime or in line with market rates.

Note. 5.  Employee Benefit Plan

      The Hotel Partnerships participate in 401(k) plans (the “Plans”), sponsored by Starwood, an affiliate of the General Partner. The Plans allow for voluntary contributions by employees that meet certain age and service requirements. Each participant may contribute on a pretax basis between 1% and 18% of his or her compensation to the Plans. The Plans also contain additional provisions for matching and/or profit sharing contributions, both of which are based on a portion of a participant’s eligible compensation. The amount of expense for matching and profit sharing contributions totaled $223,000 in 1999, $234,000 in 1998 and $53,000 in 1997.

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.  Operating Leases

      The Hotels rent various property and equipment under operating leases. Minimum annual rental expense under the operating leases in effect at December 31, 1999 are as follows (in thousands):

2000	$227

2001	96

2002	62

      Rental expense for operating leases, including short-term leases, was $607,000, $817,000 and $802,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Note 7.  Commitments and Contingencies

      Because of the nature of the hotel business, the Hotel Partnerships are subject to various claims and legal actions incidental to the ordinary course of their operations, including such matters as contract and lease disputes and complaints alleging personal injury, property damage and employment discrimination. The General Partner believes that the outcome of any such pending claims, individually or in the aggregate, will not have a material adverse effect upon the business, financial condition or results of operations of the Partnership.

Note 8.  Related Party Transactions

      Westin Realty is responsible for the management and administration of the Partnership. In accordance with the Partnership Agreement, the Partnership reimburses Westin Realty for expenses in connection with such services, which totaled approximately $616,000 in 1999, $538,000 in 1998 and $607,000 in 1997.

      Subsidiaries of Starwood, an affiliate of the General Partner, manage the Hotels under long-term management agreements which expire in December 2026. As the managers of the Hotels, subsidiaries of Starwood receive base management fees from the Partnership. Base management fees totaled approximately $5,474,000 in 1999, $3,350,000 in 1998 and $2,859,000 in 1997. The managers also earn incentive management fees of 20% of annual Net Operating Cash Flow, as defined in the management agreement. Earned incentive management fees totaled approximately $7,826,000 in 1999, $6,599,000 in 1998 and $5,695,000 in 1997. Incentive management fee payments are subordinate to the limited partners receiving certain preferential returns. As a result, approximately $3,913,000 of 1999 incentive management fees were deferred for payment until the first quarter of 2000. Deferred incentive management fees bear no interest and are payable from the proceeds of a sale or refinancing of the Hotels or available Net Cash Flow, as defined. Determining the fair value of the deferred incentive management fee liability is not practicable due to uncertainty as to when the liability will be paid; however, the fair value of the liability does not exceed the carrying amount.

      The Partnership paid marketing fees to Starwood and affiliates totaling approximately $2,945,000 in 1999, $2,743,000 in 1998 and $2,414,000 in 1997. Additionally, the Hotels paid approximately $7,497,000, $6,455,000 and $8,137,000 in 1999, 1998 and 1997, respectively, to the General Partner for services provided by the General Partner and in connection with certain other transactions such as property and workers’ compensation insurance, systems support, reservations and advertising.

      As disclosed in Note 4, at December 31, 1999, the subordinated loan from Westin Realty to the Partnership totaled $40,145,000, which includes $15,145,000 of accrued interest. At December 31, 1998, the balance was $36,928,000 and included $11,928,000 of accrued interest. Interest expense on this loan was $3,217,000, $3,119,000 and $3,014,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Payments on the subordinated loan are due on the fifteenth anniversary of each advance with the first payment

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

due in June 2009. Upon the sale of the St. Francis, the portion of the loan attributable to the St. Francis will be payable in full.

Note 9.  Summarized Quarterly Financial Data (Unaudited)

      Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth	Total

	(In thousands, except per Unit amounts)

1999 Quarters

Operating revenues	$34,616	$40,826	$38,972	$41,883	$156,297

Operating profit	4,422	9,328	8,736	6,711	29,197

Net income	1,195	6,204	5,683	3,749	16,831

Net income per Unit	8.81	45.75	41.91	27.65	124.12

1998 Quarters

Operating revenues	31,660	37,044	36,542	38,990	144,236

Operating profit	4,245	8,645	8,931	8,553	30,374

Net income	1,106	5,409	5,533	5,885	17,933

Net income per Unit	8.16	39.89	40.80	43.40	132.25

Note 10.  Subsequent Event

      On January 18, 2000, the St. Francis Partnership entered into a definitive agreement to sell the St. Francis to BRE/ St. Francis L.L.C., an affiliate of the Blackstone Group, for gross proceeds of $243 million. The sale is subject to customary conditions and the consent of a majority of the limited partners of the Partnership. Assuming the General Partners receive the required consent of the limited partners, the sale is anticipated to close in the second quarter of 2000.

      At December 31, 1999, the land and net property and equipment of the St. Francis are classified as assets held for sale. The balance of $174,431,000 is comprised of buildings and improvements of $127,877,000; furniture and fixtures of $70,743,000; construction in progress of $5,727,000; land of $53,764,000; and accumulated depreciation of $83,680,000. As of January 1, 2000, the Partnership has ceased depreciation on these assets.

      In accordance with the Partnership Agreement, the sales proceeds will be used to repay the St. Francis’ portion of the mortgage loans, the St. Francis’ portion of the subordinated note due to the General Partner and deferred Incentive Management Fees related to the St. Francis, with the remaining proceeds distributed to the limited partners.

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PART III

Item 10.  Directors and Executive Officers of the Registrant.

      The Hotel Partnerships have no directors or officers. Business policy-making functions of the Hotel Partnerships are carried out through the directors and officers of the General Partners.

      Westin Realty’s directors and officers and their current positions are as follows:

Theodore W. Darnall	President and Principal Executive Officer

Mark D. Rozells	Vice President, Treasurer, Principal Financial Officer and Director

Alan M. Schnaid	Vice President, Principal Accounting Officer and Director

Ronald C. Brown	Vice President and Director

Thomas C. Janson, Jr.	Vice President and Secretary

Matthew J. Coe	Vice President and Assistant Secretary

Joseph D. Long	Vice President

      Theodore W. Darnall, Mark D. Rozells, Alan M. Schnaid and Ronald C. Brown assumed their current positions in September 1998. Thomas C. Janson, Jr., Matthew J. Coe and Joseph D. Long assumed their current positions in July 1999.

      Theodore W. Darnall currently serves as the President, Secretary and Principal Executive Officer. Mr. Darnall was named Starwood’s Executive Vice President, Hotel Operations, North America, in March 1998. From April 1996 to March 1998, he served as the Executive Vice President and Chief Operating Officer of Starwood. Prior to joining Starwood, he served as the Senior Vice President, Operations, of Interstate Hotel Company from August 1995 to April 1996.

      Mark D. Rozells currently serves as a Vice President, Treasurer, Principal Financial Officer and Director. Mr. Rozells is the Senior Vice President of Finance and Treasurer of Starwood. Mr. Rozells has been with Starwood since April 1998. Prior to joining Starwood, he was with The Walt Disney Company since June 1990 and was named Vice President in December 1993.

      Alan M. Schnaid currently serves as a Vice President, Principal Accounting Officer and Director. Mr. Schnaid is the Senior Vice President and Corporate Controller of Starwood. Mr. Schnaid has been with Starwood since August 1994 and has served as Assistant Corporate Controller and Vice President and Corporate Controller.

      Ronald C. Brown currently serves as a Director. Mr. Brown has been Executive Vice President and Chief Financial Officer of Starwood since March 1998 and was Senior Vice President and Chief Financial Officer of the Trust from July 1995 through March 1998. Mr. Brown was President of Sonoran Hotel Advisors, L.L.C., a hotel REIT advisory firm, from August 1994 to July 1995.

      Thomas C. Janson, Jr. currently serves as a Vice President and Secretary. Mr. Janson is the Executive Vice President, General Counsel and Secretary of Starwood. Mr. Janson has been with Starwood since October 1998. Prior to joining the Corporation, Mr. Janson practiced law as a partner with Skadden, Arps, Slate, Meagher & Flom LLP for more than five years.

      Matthew J. Coe currently serves as a Vice President and Assistant Secretary. Mr. Coe is a Vice President, Assistant General Counsel and Assistant Secretary of Starwood. Mr. Coe has been with Starwood since January 1998. Prior to joining Starwood, he was with Westin Hotel Company since 1995.

      Joseph D. Long currently serves as a Vice President. Mr. Long is the Senior Vice President — Acquisitions and Development of Starwood. Mr. Long has been with Starwood since August 1996. Prior to joining Starwood, he was with LaSalle Partners as a Vice President from July 1993 to August 1996.

      The following persons are directors and/or officers of both Hotel General partners as indicated:

Theodore W. Darnall	President and Principal Executive Officer

Mark D. Rozells	Vice President, Treasurer, Principal Financial Officer and Director

Alan M. Schnaid	Vice President, Principal Accounting Officer and Director

Ronald C. Brown	Vice President and Director

Thomas C. Janson, Jr.	Vice President and Secretary

Matthew J. Coe	Vice President and Assistant Secretary

Joseph D. Long	Vice President

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      As of the date of this filing, Kalmia Investors, LLC (“Kalmia”) owned 5.3% of the total number of Units of record. Taking into consideration the pending transfers, Kalmia beneficially owned 8.9% of the total number of Units as of the date of this filing.

      The officers and directors of the General Partners, as a group, beneficially own no Units. Two affiliates of Westin Realty own a total of 279 limited partnership Units, representing less than a 1% ownership interest.

Item 13.  Certain Relationships and Related Transactions.

      Theodore W. Darnall, Mark D. Rozells, Alan M. Schnaid, Ronald C. Brown, Thomas C. Janson, Jr., Matthew J. Coe and Joseph D. Long serve as officers and/or directors of Westin Realty and as principal officers of Starwood. The Partnership has engaged various subsidiaries of Starwood to provide services to the Hotels. See Note 8 of the Notes to Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data.”

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

(a) 3.  Exhibits.

4.	Instruments defining the rights of security holders.

4.1	Amended and Restated Agreement of Limited Partnership of Westin Hotels Limited Partnership.(1)

4.2	Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership.(1)

4.3	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership. (3)

4.4	Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(1)

4.5	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(3)

10.	Material contracts.

10.1	Restructuring Agreement dated as of June 2, 1994.(3)

10.2	Amended and Restated Management Agreements between The Westin St. Francis Limited Partnership and Westin Hotel Company, and between The Westin Chicago Limited Partnership and Westin Hotel Company, for property management services.(2)

10.3	First Amendments to Amended and Restated Management Agreements of The Westin St. Francis Limited Partnership and of The Westin Chicago Limited Partnership.(3)

10.4	Contribution Agreement between St. Francis Hotel Corporation and The Westin St. Francis Limited Partnership, and between 909 North Michigan Avenue Corporation and The Westin Chicago Limited Partnership, for contribution of Hotel assets and the transfer of limited partnership interests.(2)

10.5	Promissory Note of St. Francis Hotel Corporation dated August 21, 1986 to Teacher Retirement System of Texas. (1)

10.6	First Amendment to Promissory Note of St. Francis Hotel Corporation dated as of June 2, 1994.(3)

10.7	Deed of Trust, Financing Statement, Security Agreement and Fixture filing dated August 21, 1986 respecting The Westin St. Francis.(1)

10.8	First Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated as of June 2, 1994. (3)

10.9	Promissory Note of 909 North Michigan Avenue Corporation dated August 21, 1986 to Teacher Retirement System of Texas. (1)

10.10	First Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of June 2, 1994.(3)

10.11	Mortgage and Security Agreement dated August 21, 1986 for The Westin Hotel, Chicago.(1)

10.12	First Amendment to Mortgage and Security Agreement dated as of June 2, 1994.(3)

10.13	St. Francis FF&E Escrow Agreement dated as of June 2, 1994.(3)

10.14	Chicago FF&E Escrow Agreement dated as of June 2, 1994. (3)

10.15	Promissory Note dated June 2, 1994 in favor of Westin Realty Corp. by Westin Hotels Limited Partnership.(3)

10.16	Loan Agreement dated as of June 2, 1994 between Westin Hotels Limited Partnership and Westin Realty Corp.(3)

10.17	Second Amendment to Amended and Restated Management Agreement of The Westin St. Francis Limited Partnership.(4)

10.18	Second Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(4)

10.19	Purchase and Sale Agreement, dated January 18, 2000, between The Westin St. Francis Limited Partnership and BRE/St. Francis L.L.C.(5)

27.  Financial Data Schedule.(6)

(1)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.3, 10.4, 10.5 and 10.6, respectively, to the Partnership’s 1986 Annual Report on Form 10-K.

(2)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Partnership’s Registration Statement on Form S-11 (No. 33-3918).

(3)	Incorporated by reference to Exhibits 4.3, 4.5, 10.1, 10.3, 10.6, 10.8, 10.10, 10.12, 10.13, 10.14, 10.15 and 10.16, respectively, to the Partnership’s Form 10-Q for the period ending June 30, 1994.

(4)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(5)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed as of February 3, 2000.

(6)	Filed herewith.

(b)  Reports on Form 8-K.

      No reports on Form 8-K were filed during the fourth quarter of 1999.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2000.

WESTIN HOTELS LIMITED PARTNERSHIP
(a Delaware limited partnership)

By:	WESTIN REALTY CORP., Its sole General Partner

By:	/s/ ALAN M. SCHNAID

Alan M. Schnaid
Vice President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THEODORE W. DARNALL Theodore W. Darnall	President and Principal Executive Officer	March 10, 2000

/s/ MARK D. ROZELLS Mark D. Rozells	Vice President, Treasurer, Principal Financial Officer and Director	March 10, 2000

/s/ ALAN M. SCHNAID Alan M. Schnaid	Vice President, Principal Accounting Officer and Director	March 10, 2000

/s/ RONALD C. BROWN Ronald C. Brown	Vice President and Director	March 10, 2000

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2000.

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

Alan M. Schnaid
Vice President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THEODORE W. DARNALL Theodore W. Darnall	President and Principal Executive Officer	March 10, 2000
/s/ MARK D. ROZELLS Mark D. Rozells	Vice President, Treasurer, Principal Financial Officer and Director	March 10, 2000

/s/ ALAN M. SCHNAID Alan M. Schnaid	Vice President, Principal Accounting Officer and Director	March 10, 2000

/s/ RONALD C. BROWN Ronald C. Brown	Vice President and Director	March 10, 2000

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2000.

THE WESTIN CHICAGO LIMITED
PARTNERSHIP
(a Delaware limited partnership)

By:	909 NORTH MICHIGAN AVENUE CORPORATION,

Its sole General Partner

By:	/s/ ALAN M. SCHNAID _______________________________________ Alan M. Schnaid

Vice President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THEODORE W. DARNALL Theodore W. Darnall	President and Principal Executive Officer	March 10, 2000

/s/ MARK D. ROZELLS Mark D. Rozells	Vice President, Treasurer, Principal Financial Officer and Director	March 10, 2000

/s/ ALAN M. SCHNAID Alan M. Schnaid	Vice President, Principal Accounting Officer and Director	March 10, 2000

/s/ RONALD C. BROWN Ronald C. Brown	Vice President and Director	March 10, 2000

EXHIBIT INDEX

4.	Instruments defining the rights of security holders.

4.1	Amended and Restated Agreement of Limited Partnership of Westin Hotels Limited Partnership.(1)

4.2	Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership.(1)

4.3	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership.(3)

4.4	Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(1)

4.5	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(3)

10.	Material contracts.

10.1	Restructuring Agreement dated as of June 2, 1994.(3)

10.2	Amended and Restated Management Agreements between The Westin St. Francis Limited Partnership and Westin Hotel Company, and between The Westin Chicago Limited Partnership and Westin Hotel Company, for property management services.(2)

10.3	First Amendments to Amended and Restated Management Agreements of The Westin St. Francis Limited Partnership and of The Westin Chicago Limited Partnership.(3)

10.4	Contribution Agreement between St. Francis Hotel Corporation and The Westin St. Francis Limited Partnership, and between 909 North Michigan Avenue Corporation and The Westin Chicago Limited Partnership, for contribution of Hotel assets and the transfer of limited partnership interests.(2)

10.5	Promissory Note of St. Francis Hotel Corporation dated August 21, 1986 to Teacher Retirement System of Texas.(1)

10.6	First Amendment to Promissory Note of St. Francis Hotel Corporation dated as of June 2, 1994.(3)

10.7	Deed of Trust, Financing Statement, Security Agreement and Fixture filing dated August 21, 1986 respecting The Westin St. Francis.(1)

10.8	First Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated as of June 2, 1994.(3)

10.9	Promissory Note of 909 North Michigan Avenue Corporation dated August 21, 1986 to Teacher Retirement System of Texas.(1)

10.10	First Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of June 2, 1994.(3)

10.11	Mortgage and Security Agreement dated August 21, 1986 for The Westin Hotel, Chicago.(1)

10.12	First Amendment to Mortgage and Security Agreement dated as of June 2, 1994.(3)

10.13	St. Francis FF&E Escrow Agreement dated as of June 2, 1994.(3)

10.14	Chicago FF&E Escrow Agreement dated as of June 2, 1994.(3)

10.15	Promissory Note dated June 2, 1994 in favor of Westin Realty Corp. by Westin Hotels Limited Partnership.(3)

10.16	Loan Agreement dated as of June 2, 1994 between Westin Hotels Limited Partnership and Westin Realty Corp.(3)

10.17	Second Amendment to Amended and Restated Management Agreement of The Westin St. Francis Limited Partnership.(4)

10.18	Second Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(4)

10.19	Purchase and Sale Agreement, dated January 18, 2000, between The Westin St. Francis Limited Partnership and BRE/St. Francis L.L.C.(5)

27.  Financial Data Schedule.(6)

(1)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.3, 10.4, 10.5 and 10.6, respectively, to the Partnership’s 1986 Annual Report on Form 10-K.

(2)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Partnership’s Registration Statement on Form S-11 (No. 33-3918).

(3)	Incorporated by reference to Exhibits 4.3, 4.5, 10.1, 10.3, 10.6, 10.8, 10.10, 10.12, 10.13, 10.14, 10.15 and 10.16, respectively, to the Partnership’s Form 10-Q for the period ending June 30, 1994.

(4)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(5)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed as of February 3, 2000.

(6)	Filed herewith.