Form 10-Q
period 2000-03-31
WESTIN HOTELS LTD PARTNERSHIP
filed 2000-05-15
CIK 790549

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2000

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

1-800-323-5888

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [ ]

      Indicate the number of shares (Units) outstanding of each of the issuer’s classes of common stock (Units), as of the latest practicable date.

135,600 limited partnership Units issued and outstanding

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets	2

	Consolidated Statements of Income	3

	Consolidated Statement of Partners’ Capital (Deficit)	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

PART II.	OTHER INFORMATION

Item 5.	Other Information	9

Item 6.	Exhibits and Reports on Form 8-K	10

PART I.  FINANCIAL INFORMATION

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(In thousands, except Units)

	March 31,	December 31,
	2000	1999

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents, including restricted cash of $3,318 and $3,716	$22,070	$39,625

Guest and trade accounts receivable, less allowance for doubtful accounts of $310 and $283.	12,217	8,840

Receivable from General Partner and affiliates	391	—

Inventories	711	748

Prepaid expenses and other current assets	1,899	1,971

Total current assets	37,288	51,184

Property and equipment, at cost:

Buildings and improvements	54,538	54,508

Furniture, fixtures and equipment	42,259	41,423

Expendable supplies	555	555

	97,352	96,486

Less accumulated depreciation	43,882	42,688

	53,470	53,798

Construction in progress	9,204	1,596

Land	8,835	8,835

Land, property and equipment, net	71,509	64,229

Restricted cash	7,353	5,185

Other assets	907	805

Assets held for sale	176,621	174,431

	$293,678	$295,834

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Current liabilities:
Accounts payable —

Trade and other	$2,082	$1,823

General Partner and affiliates	—	4,845

Total accounts payable	2,082	6,668

Accrued expenses	11,171	11,336

Current maturities of long-term obligations	2,258	2,218

Other current liabilities	2,028	1,623

Total current liabilities	17,539	21,845

Long-term obligations	125,379	125,904

Long-term obligation to General Partner	41,118	40,145

Deferred incentive management fees payable to General Partner	30,338	29,532

Total liabilities	214,374	217,426

Minority interests	4,278	4,218

Commitments and contingencies

Partners’ capital (deficit):

General Partner	(2,907)	(2,926)

Limited Partners (135,600 Units issued and outstanding)	77,933	77,116

Total Partners’ capital	75,026	74,190

	$293,678	$295,834

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except Unit data)
(Unaudited)

	Three Months Ended
	March 31,

	2000	1999

Operating revenues:

Rooms	$22,318	$21,218

Food and beverage	10,604	10,549

Other operating departments	3,466	2,849

Total operating revenues	36,388	34,616

Operating expenses:

Rooms	6,618	5,911

Food and beverage	8,396	8,302

Other operating departments	1,178	946

Administrative and general	2,313	2,591

Related party management fees	2,898	2,987

Advertising and business promotion	2,029	2,312

Property maintenance and energy	2,126	2,029

Local taxes and insurance	2,322	2,275

Rent	130	177

Depreciation	1,174	2,664

Total operating expenses	29,184	30,194

Operating profit	7,204	4,422

Other income (expense):

Interest income	475	330

Interest expense	(2,590)	(2,685)

Interest expense on long-term obligation to General Partner	(973)	(842)

Net other expense	(3,088)	(3,197)

Income before minority interests	4,116	1,225

Minority interests in net income	(60)	(30)

Net income	$4,056	$1,195

Net income per Unit (135,600 Units issued and outstanding)	$29.91	$8.81

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)

(In thousands)
(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 1999	$(2,926)	$77,116	$74,190

Cash distributions	—	(3,220)	(3,220)

Net income	19	4,037	4,056

Balance at March 31, 2000.	$(2,907)	$77,933	$75,026

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2000	1999

Operating Activities

Net income	$4,056	$1,195

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	1,174	2,664

Amortization of deferred loan fees	15	15

Interest expense on long-term obligation to General Partner	973	842

Minority interests in net income	60	30

Increase (decrease) in cash resulting from changes in:

Guest and trade accounts receivable	(3,377)	(1,814)

Inventories	37	17

Prepaid expenses and other current assets	72	(221)

Trade and other accounts payable	259	(379)

Accrued expenses and other current liabilities	240	2,062

Accounts payable/receivable — General Partner and affiliates	(2,234)	(507)

Deferred incentive management fees payable to General Partner	(2,196)	(1,485)

Net cash provided by (used for) operating activities	(921)	2,419

Investing Activities

Additions to property and equipment	(10,644)	(1,074)

Increase in restricted cash, net of acquisitions of property and equipment	(2,168)	(1,106)

Increase in other assets	(117)	(79)

Net cash used in investing activities	(12,929)	(2,259)

Financing Activities

Cash distributions	(3,220)	(3,220)

Repayment of long-term obligations	(485)	(143)

Net cash used in financing activities	(3,705)	(3,363)

Net decrease in cash and cash equivalents	(17,555)	(3,203)

Cash and cash equivalents at beginning of period	39,625	31,524

Cash and cash equivalents at end of period	$22,070	$28,321

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for interest	$2,575	$3,120

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Westin Hotels Limited Partnership, a Delaware limited partnership (the “Partnership”), and its subsidiary limited partnerships, The Westin St. Francis Limited Partnership (the “St. Francis Partnership”) and The Westin Chicago Limited Partnership (the “Chicago Partnership”). The St. Francis Partnership owns and operates The Westin St. Francis (the “St. Francis”) in downtown San Francisco, California, and the Chicago Partnership owns and operates The Westin Michigan Avenue, Chicago (the “Michigan Avenue”) in downtown Chicago, Illinois. All significant intercompany transactions and accounts have been eliminated.

      The consolidated financial statements and related information for the periods ended March 31, 2000 and March 31, 1999 are unaudited. In the opinion of the General Partner of the Partnership, all adjustments necessary for a fair statement of the results of these interim periods have been included. All such interim adjustments are of a normal recurring nature. The results of operations for the periods ended March 31, 2000 and March 31, 1999 should not be regarded as indicative of the results that may be expected for the full fiscal year ending December 31, 2000.

      On January 18, 2000, the St. Francis Partnership entered into a definitive agreement to sell the St. Francis to BRE/ St. Francis L.L.C., an affiliate of the Blackstone Group, for gross proceeds of $243 million. Upon reaching the consent of a majority of the limited partners, the sale was consummated on April 26, 2000.

      The following unaudited pro forma results reflect the sale of the St. Francis as if it had been sold on January 1, 2000 and 1999 and do not purport to present what actual results would have been had the sale, in fact, occurred on January 1, 2000 or 1999.

	Three Months Ended
	March 31,

	2000	1999

Operating revenues	$6,228	$8,248

Operating loss	$(1,410)	$(568)

Net loss	$(1,770)	$(1,125)

Net loss per Unit	$(13.05)	$(8.30)

Note 2.  Assets Held for Sale

      At March 31, 2000, the land and net property and equipment of the St. Francis are classified as assets held for sale. The balance of $176,621 is comprised of land, buildings and improvements, furniture and fixtures and construction in progress. As of December 31, 1999, the Partnership ceased depreciation of these assets.

      In accordance with the Partnership agreement, on April 26, 2000, upon receiving consent of a majority of the limited partners, the sale of the St. Francis was completed. The sale proceeds of $243 million were used to repay the St. Francis’ portion of the mortgage loans, the St. Francis’ portion of the subordinated note due to the General Partner, deferred incentive management fees related to the St. Francis and costs and expenses related to the sale. These payments totaled approximately $159 million. The remaining proceeds will be distributed to the limited partners.

Note 3.  Further Information

      Reference is made to “Notes to Consolidated Financial Statements” contained in the Partnership’s Form 10-K filed for the year ended December 31, 1999 for information regarding significant accounting policies, Partnership organization, restricted cash, accrued expenses, long-term obligations, operating leases, commitments and contingencies and related party transactions. The consolidated financial statements should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      Forward-looking statements contained herein include, but are not limited to, statements relating to the Partnership’s objectives, strategies and plans, and all statements (other than statements of historical fact) that address actions, events or circumstances that the Partnership or its management expects, believes or intends will occur in the future. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated at the time the forward-looking statements are made, including, without limitation, risks and uncertainties associated with the following: the availability of capital for renovations; competition within the lodging industry; the cyclicality of the hotel business; general real estate and economic conditions; and the other risks and uncertainties set forth in the annual, quarterly and current reports of the Partnership. The Partnership undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or circumstances.

General

      The primary market focus of the St. Francis and the Michigan Avenue (individually a “Hotel” and collectively the “Hotels”) is on business travelers, tourists, conventions and other groups. Both Hotels experience seasonal trends, with the lowest occupancy levels occurring during the first quarter of each year, followed by higher occupancies during the last three quarters of the year.

      Westin Realty Corp. is the sole general partner of the Partnership. St. Francis Hotel Corporation and 909 North Michigan Avenue Corporation are the respective general partners of the subsidiary limited partnerships, the St. Francis Partnership and the Chicago Partnership (the “Hotel Partnerships”), which directly own and operate each Hotel. Since January 2, 1998, each general partner (individually a “General Partner” and collectively the “General Partners”) has been a subsidiary of Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”).

Results of Operations

	Three Months Ended
	March 31,

Consolidated	2000	1999

REVPAR (revenue per available room)	$126.23	$121.34

Operating profit as a percentage of revenues:

Rooms	70.3%	72.1%

Food and beverage	20.8%	21.3%

EBITDA (in thousands)(1)	$8,853	$7,416

(1)	EBITDA is net income before interest expense, depreciation and amortization, income tax expense and minority interests. The General Partner considers EBITDA to be a measure of the Partnership’s operating performance due to the significance of the Partnership’s long-lived assets and because such data can be used to measure the Partnership’s ability to service debt, fund capital expenditures and pay cash distributions. EBITDA is not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States and such information should not be considered as an alternative to net income, cash flow from operations or any other performance measure prescribed by accounting principles generally accepted in the United States.

     Three Months Ended March 31, 2000 Compared with Three Months Ended March 31, 1999. Operating profit of $7.2 million for the first quarter of 2000 represents a 62.9% increase over the same quarter of the prior year due primarily to improved operating results, including increases in occupancy, average room rate and food and beverage revenue at the St. Francis, and depreciation expense properly not recorded on the St. Francis’ assets as they were held for sale as of December 31, 1999. The Partnership’s first quarter increase in EBITDA of 19.4% to $8.9 million from $7.4 million in the prior year period was primarily due to improved results at the St. Francis.

      Consolidated rooms revenues for the first quarter of 2000 were $22.3 million and represent a 5.2% increase over the same quarter in 1999. Consolidated REVPAR for the first quarter of 2000 reached $126.23, a 4.0% increase over the first quarter of 1999. The St. Francis’ REVPAR increase of 14.8% to $168.31 was due to increases in revenues in all segments. The Michigan Avenue’s REVPAR decrease of 26.9% to $59.43 was primarily due to a decrease in occupancy due to significant room renovations and a decrease in group segment revenue. The average room rate at the St. Francis for the first quarter of 2000 increased 4.0% to $190.56 compared to the same period in 1999, and the occupancy rate increased to 88.3% from 80.0%. At the Michigan Avenue, the average room rate for the first quarter of 2000 decreased 6.1% to $140.39 compared to the same period in 1999, and the occupancy rate decreased to 42.3% from 54.3% due to significant room renovations.

      Consolidated rooms profit for the first quarter of 2000 increased 2.6%, or $0.4 million, to $15.7 million over the same 1999 quarter. This improvement was attributable primarily to the REVPAR growth at the St. Francis and was offset by the REVPAR decline at the Michigan Avenue.

      Consolidated food and beverage revenues of $10.6 million for the first quarter of 2000 remained consistent when compared to the same 1999 period. This consistency was due to an increase in food and beverage revenue at the St. Francis of $0.6 million, offset by a decrease in food and beverage revenue at the Michigan Avenue of $0.5 million. The decrease at the Michigan Avenue was due primarily to the unavailability of meeting space and decline in occupancy due to renovations.

      Consolidated food and beverage profit for the first quarter of 2000 remained consistent when compared to the same 1999 period. As indicated above, the St. Francis food and beverage profit increased slightly over the same 1999 period, while the Michigan Avenue profit decreased due to renovations.

      Consolidated operating expenses for the first quarter of 2000 decreased $1.0 million, a 3.3% decrease over the same period of 1999. This decrease was primarily a result of the decrease in depreciation expense due to depreciation expense properly not recorded in 2000 on the St. Francis’ assets held for sale. This decrease was offset by an increase in rooms expense due to the increase in occupancy at the St. Francis.

Liquidity and Capital Resources

      As of March 31, 2000, the Partnership had cash and cash equivalents of $22.1 million, a $17.6 million decrease from December 31, 1999. The decrease in cash during the quarter ended March 31, 2000 was substantially due to the $10.6 million spent on renovations primarily at the Michigan Avenue. Total net cash used for operating activities for the three months ended March 31, 2000 equaled $0.9 million.

      Pursuant to the mortgage loan restructuring agreement (the “Restructuring Agreement”), the Partnership is required to make quarterly deposits to FF&E Reserve Accounts, as defined in the Restructuring Agreement, based upon 5.0% of gross revenues through the maturity of the mortgage loan in 2006. The consolidated Hotels’ FF&E Reserve Account balance of $7.4 million is included in restricted cash in the accompanying consolidated balance sheets.

      The Restructuring Agreement also requires that both Hotels make deposits into tax escrow accounts for payment of real and personal property taxes. The consolidated balances of these tax escrow accounts are included in cash and cash equivalents in the accompanying consolidated balance sheets.

      The St. Francis spent $2.2 million and the Michigan Avenue spent $8.4 million on capital expenditures primarily related to the renovation of guest rooms in the first quarter of 2000. The Michigan Avenue’s renovation project is expected to be completed in 2000. This project primarily includes room renovations and lobby and front office renovations. All capital projects have been approved by the mortgage loan lender, as required by the Restructuring Agreement.

      Principal and interest payments of $3.0 million were made during the three months ended March 31, 2000. Under the terms of the mortgage loan, the Partnership was scheduled to make principal and interest payments of $12.2 million in 2000. However, due to the sale of the St. Francis and the repayment of a portion of the mortgage loan, the principal and interest payments will be $2.3 million for the remainder of 2000.

      At this time, the Partnership anticipates that the cash flow from operations and the corresponding contributions to the FF&E Reserve Accounts will provide adequate funding for 2000 capital expenditures and interest payments on the mortgage loan. Due to the sale of the St. Francis, the Partnership currently anticipates that a distribution of the sale proceeds to the limited partners of approximately $630 per Unit will be paid in the second quarter of 2000. Additionally, the Board of Directors of the General Partner has authorized a first quarter cash distribution of $23.75 per Unit to be paid to the Partnership’s limited partners of record as of March 31, 2000 on June 14, 2000, and the Partnership estimates that distributions paid in the third and fourth quarters of 2000 will be approximately $6.72 per Unit per quarter. Future distributions will be based on Available Net Cash Flow, as defined in the Partnership agreement, and are dependent upon the Net Cash Flow, as defined, generated by the Hotels and the adequacy of cash reserves. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership agreement and will be distributed to the Partnership’s limited partners within 75 days of the end of the quarter. Cash distributions of $95.00 per Unit were paid to the limited partners in 1999. Additionally, fourth quarter cash distributions of $23.75 per Unit were paid to the limited partners on March 15, 2000.

      The Partnership agreement requires that the General Partner use its best efforts to sell or refinance the Hotels by the end of 2001. As indicated in letters previously distributed to the limited partners, the General Partner had been evaluating the possible sale of one or both of the Hotels. On January 18, 2000, the St. Francis Partnership entered into a definitive agreement to sell the St. Francis for gross proceeds of $243 million. This sale received the approval by the majority vote of the limited partners and was completed on April 26, 2000. After obtaining an independent property appraisal and assessing the market, the General Partner has determined that it is in the best interest of the Partnership and the limited partners not to market the Michigan Avenue until ongoing renovations and capital improvements are completed and the performance of that property reflects those improvements.

PART II. OTHER INFORMATION

Item 5. Other Information.

Affiliate Transactions

      The Partnership reimbursed the General Partner for general and administrative expenses totaling approximately $0.2 million for the first quarter of 2000. Affiliates of the General Partner, including Starwood, as manager of the Hotels, received base management fees of $1.3 million in the first quarter of 2000. The Partnership accrued incentive management fees, payable to Starwood, of $1.6 million for the first quarter of 2000 and paid $3.8 million of 1999 incentive management fees as a result of the limited partners receiving their $95.00 per Unit return in 1999. Marketing fees of $0.8 million were paid by the Partnership to the General Partner for the first quarter of 2000. The Partnership incurred approximately $2.1 million for services provided by the General Partner in the first quarter of 2000, which include property and workers’ compensation insurance, systems support, reservations and advertising. Additionally, as a result of the sale of the St. Francis, and in accordance with the Partnership agreement, $55 million of the sale proceeds were used to repay the St. Francis’ portion of the subordinated note due to the General Partner and deferred incentive management fees due to Starwood.

Investor Relations

      The Partnership’s investor relations function is handled by ReSource/ Phoenix® at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for ReSource/ Phoenix® is 1-800-323-5888.

Unit Sales

      Relying on the protections of the 5% safe harbor pursuant to Section 7704 of the Internal Revenue Code, the General Partner suspended Unit sales for the remainder of 2000 as sale transfer requests totaling 6,848 have been received for 2000. The General Partner is, however, continuing to accept paperwork for Unit sales for processing in 2001. Through the date of this filing, the General Partner has received requests for the transfer of 394 Units which will be completed in 2001. Sale requests for 359 Units were in conjunction with a tender offer priced at $1,000 per Unit. The remaining 35 Unit sale requests were completed through limited partnership exchanges at a range in price of $973 to $1,000 per Unit.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

4.	Instruments defining the rights of security holders.
4.1	Amended and Restated Agreement of Limited Partnership of Westin Hotels Limited Partnership.(1)
4.2	Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership.(1)
4.3	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership. (3)
4.4	Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(1)
4.5	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(3)
10.	Material contracts.
10.1	Restructuring Agreement dated as of June 2, 1994.(3)
10.2	Amended and Restated Management Agreements between The Westin St. Francis Limited Partnership and Westin Hotel Company, and between The Westin Chicago Limited Partnership and Westin Hotel Company, for property management services. (2)
10.3	First Amendments to Amended and Restated Management Agreements of The Westin St. Francis Limited Partnership and of The Westin Chicago Limited Partnership.(3)
10.4	Contribution Agreement between St. Francis Hotel Corporation and The Westin St. Francis Limited Partnership, and between 909 North Michigan Avenue Corporation and The Westin Chicago Limited Partnership, for contribution of Hotel assets and the transfer of limited partnership interests.(2)
10.5	Promissory Note of St. Francis Hotel Corporation dated August 21, 1986 to Teacher Retirement System of Texas. (1)
10.6	First Amendment to Promissory Note of St. Francis Hotel Corporation dated as of June 2, 1994.(3)
10.7	Deed of Trust, Financing Statement, Security Agreement and Fixture filing dated August 21, 1986 respecting The Westin St. Francis.(1)
10.8	First Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated as of June 2, 1994. (3)
10.9	Promissory Note of 909 North Michigan Avenue Corporation dated August 21, 1986 to Teacher Retirement System of Texas. (1)
10.10	First Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of June 2, 1994.(3)
10.11	Mortgage and Security Agreement dated August 21, 1986 for The Westin Hotel, Chicago.(1)
10.12	First Amendment to Mortgage and Security Agreement dated as of June 2, 1994.(3)

10.13	St. Francis FF&E Escrow Agreement dated as of June 2, 1994.(3)
10.14	Chicago FF&E Escrow Agreement dated as of June 2, 1994. (3)
10.15	Promissory Note dated June 2, 1994 in favor of Westin Realty Corp. by Westin Hotels Limited Partnership.(3)
10.16	Loan Agreement dated as of June 2, 1994 between Westin Hotels Limited Partnership and Westin Realty Corp.(3)
10.17	Second Amendment to Amended and Restated Management Agreement of The Westin St. Francis Limited Partnership. (4)
10.18	Second Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(4)
10.19	Purchase and Sale Agreement, dated January 18, 2000, between The Westin St. Francis Limited Partnership and BRE/St. Francis L.L.C.(5)
27.	Financial Data Schedule.(6)

(1)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.3, 10.4, 10.5 and 10.6, respectively, to the Partnership’s 1986 Annual Report on Form 10-K.

(2)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Partnership’s Registration Statement on Form S-11 (No. 33-3918).

(3)	Incorporated by reference to Exhibits 4.3, 4.5, 10.1, 10.3, 10.6, 10.8, 10.10, 10.12, 10.13, 10.14, 10.15 and 10.16, respectively, to the Partnership’s Form 10-Q for the period ending June 30, 1994.

(4)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(5)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed as of February 3, 2000.

(6)	Filed herewith.

(b)  Reports on Form 8-K.

Westin Hotels Limited Partnership filed the following Current Report on Form 8-K during the first quarter of 2000:

(i)	Current Report on Form 8-K dated January 18, 2000, reporting under Items 2 and 7 the agreement to sell The Westin St. Francis to BRE/ St. Francis L.L.C. of New York.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTIN HOTELS LIMITED PARTNERSHIP
(a Delaware limited partnership)

By:	WESTIN REALTY CORP.,

Its sole General Partner

By:	/s/ ALAN M. SCHNAID

Alan M. Schnaid
Vice President

Date: May 15, 2000

EXHIBIT INDEX

Description

Exhibit
Number

4.	Instruments defining the rights of security holders.
4.1	Amended and Restated Agreement of Limited Partnership of Westin Hotels Limited Partnership.(1)
4.2	Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership.(1)
4.3	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership. (3)
4.4	Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(1)
4.5	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(3)
10.	Material contracts.
10.1	Restructuring Agreement dated as of June 2, 1994.(3)
10.2	Amended and Restated Management Agreements between The Westin St. Francis Limited Partnership and Westin Hotel Company, and between The Westin Chicago Limited Partnership and Westin Hotel Company, for property management services. (2)
10.3	First Amendments to Amended and Restated Management Agreements of The Westin St. Francis Limited Partnership and of The Westin Chicago Limited Partnership.(3)
10.4	Contribution Agreement between St. Francis Hotel Corporation and The Westin St. Francis Limited Partnership, and between 909 North Michigan Avenue Corporation and The Westin Chicago Limited Partnership, for contribution of Hotel assets and the transfer of limited partnership interests.(2)
10.5	Promissory Note of St. Francis Hotel Corporation dated August 21, 1986 to Teacher Retirement System of Texas. (1)
10.6	First Amendment to Promissory Note of St. Francis Hotel Corporation dated as of June 2, 1994.(3)
10.7	Deed of Trust, Financing Statement, Security Agreement and Fixture filing dated August 21, 1986 respecting The Westin St. Francis.(1)
10.8	First Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated as of June 2, 1994. (3)
10.9	Promissory Note of 909 North Michigan Avenue Corporation dated August 21, 1986 to Teacher Retirement System of Texas. (1)
10.10	First Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of June 2, 1994.(3)
10.11	Mortgage and Security Agreement dated August 21, 1986 for The Westin Hotel, Chicago.(1)
10.12	First Amendment to Mortgage and Security Agreement dated as of June 2, 1994.(3)
10.13	St. Francis FF&E Escrow Agreement dated as of June 2, 1994.(3)
10.14	Chicago FF&E Escrow Agreement dated as of June 2, 1994. (3)
10.15	Promissory Note dated June 2, 1994 in favor of Westin Realty Corp. by Westin Hotels Limited Partnership.(3)

Exhibit
Number

10.16	Loan Agreement dated as of June 2, 1994 between Westin Hotels Limited Partnership and Westin Realty Corp.(3)
10.17	Second Amendment to Amended and Restated Management Agreement of The Westin St. Francis Limited Partnership. (4)
10.18	Second Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(4)
10.19	Purchase and Sale Agreement, dated January 18, 2000, between The Westin St. Francis Limited Partnership and BRE/St. Francis L.L.C.(5)
27.	Financial Data Schedule.(6)

(1)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.3, 10.4, 10.5 and 10.6, respectively, to the Partnership’s 1986 Annual Report on Form 10-K.

(2)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Partnership’s Registration Statement on Form S-11 (No. 33-3918).

(3)	Incorporated by reference to Exhibits 4.3, 4.5, 10.1, 10.3, 10.6, 10.8, 10.10, 10.12, 10.13, 10.14, 10.15 and 10.16, respectively, to the Partnership’s Form 10-Q for the period ending June 30, 1994.

(4)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(5)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed as of February 3, 2000.

(6)	Filed herewith.