Form 10-Q
period 2000-06-30
WESTIN HOTELS LTD PARTNERSHIP
filed 2000-08-14
CIK 790549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2000

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

PART I. FINANCIAL INFORMATION

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(In thousands, except Unit data)

	June 30,	December 31,
	2000	1999

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents, including restricted cash of $3,305 and $3,716.	$19,688	$39,625

Accounts receivable, less allowance for doubtful accounts of $119 and $283	7,327	8,840

Inventories	196	748

Prepaid expenses and other current assets	325	1,971

Total current assets	27,536	51,184

Property and equipment, at cost:

Buildings and improvements	54,538	54,508

Furniture, fixtures and equipment	57,429	41,423

Expendable supplies	555	555

	112,522	96,486

Less accumulated depreciation	45,056	42,688

	67,466	53,798

Construction in progress	—	1,596

Land	8,835	8,835

Land, property and equipment, net	76,301	64,229

Restricted cash	1,543	5,185

Other assets	532	805

Assets held for sale	—	174,431

	$105,912	$295,834

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Current liabilities:
Accounts payable —

Trade and other	$449	$1,823

General Partner and affiliates	2,701	4,845

Total accounts payable	3,150	6,668

Accrued expenses	6,884	11,336

Current maturities of long-term obligations	527	2,218

Other current liabilities	483	1,623

Total current liabilities	11,044	21,845

Long-term obligations	31,503	125,904

Long-term obligation to General Partner	8,609	40,145

Deferred incentive management fees payable to General Partner	7,420	29,532

Total liabilities	58,576	217,426

Minority interests	4,344	4,218

Commitments and contingencies

Partners’ capital (deficit):

General Partner	32	(2,926)

Limited Partners (135,600 Units issued and outstanding)	42,960	77,116

Total Partners’ capital	42,992	74,190

	$105,912	$295,834

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except Unit and per Unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Operating revenues:

Rooms	$15,741	$25,370	$38,059	$46,588

Food and beverage	5,208	12,214	15,812	22,763

Other operating departments	1,981	3,242	5,447	6,091

Total operating revenues	22,930	40,826	59,318	75,442

Operating expenses:

Rooms	3,595	6,405	10,213	12,316

Food and beverage	4,031	9,064	12,427	17,366

Other operating departments	557	1,017	1,735	1,963

Administrative and general	1,787	2,079	4,100	4,670

Related party management fees	1,251	3,259	4,149	6,246

Advertising and business promotion	1,442	2,479	3,471	4,791

Property maintenance and energy	1,152	2,179	3,278	4,208

Local taxes and insurance	1,439	2,402	3,761	4,677

Rent	102	124	232	301

Depreciation	1,174	2,490	2,348	5,154

Total operating expenses	16,530	31,498	45,714	61,692

Operating profit	6,400	9,328	13,604	13,750

Other income (expense):

Interest expense, net of interest income of $598, $305, $1,073 and $635.	(988)	(3,046)	(4,076)	(6,243)

Gain on sale of the St. Francis	51,269	—	51,269	—

Net other income (expense)	50,281	(3,046)	47,193	(6,243)

Income before minority interests	56,681	6,282	60,797	7,507

Minority interests in net income	(66)	(78)	(126)	(108)

Net income	$56,615	$6,204	$60,671	$7,399

Net income per Unit (135,600 Units issued and outstanding)	$417.52	$45.75	$447.43	$54.56

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)

(In thousands)
(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 1999.	$(2,926)	$77,116	$74,190

Cash distributions to Limited Partners	—	(91,869)	(91,869)

Net income	2,958	57,713	60,671

Balance at June 30, 2000.	$32	$42,960	$42,992

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2000	1999

Operating Activities

Net income	$60,671	$7,399

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Gain on sale of the St. Francis	(51,269)	—

Depreciation	2,348	5,154

Amortization of deferred loan fees	27	30

Interest expense on long-term obligation to General Partner	1,372	1,597

Minority interests in net income	126	108

Increase (decrease) in cash resulting from changes in:

Accounts receivable	(4,806)	(6,933)

Inventories	90	36

Prepaid expenses and other current assets	107	145

Trade and other accounts payable	(64)	668

Accrued expenses and other current liabilities	1,274	3,198

Accounts payable — General Partner and affiliates	(1,649)	(948)

Deferred incentive management fees payable to General Partner	(22,112)	343

Net cash provided by (used in) operating activities	(13,885)	10,797

Investing Activities

Additions to property and equipment	(17,318)	(2,463)

Net proceeds from sale of the St. Francis	232,981	—

Decrease (increase) in restricted cash, net of acquisitions of property and equipment	3,642	(1,768)

Increase in other assets	(214)	(134)

Net cash provided by (used in) investing activities	219,091	(4,365)

Financing Activities

Cash distributions	(91,869)	(6,441)

Repayment of long-term obligations	(133,274)	(459)

Net cash used in financing activities	(225,143)	(6,900)

Net decrease in cash and cash equivalents	(19,937)	(468)

Cash and cash equivalents at beginning of period	39,625	31,524

Cash and cash equivalents at end of period	$19,688	$31,056

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for interest	$17,410	$5,265

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Westin Hotels Limited Partnership, a Delaware limited partnership (the “Partnership”), and its subsidiary limited partnerships, The Westin St. Francis Limited Partnership (the “St. Francis Partnership”) and The Westin Chicago Limited Partnership (the “Chicago Partnership”). The St. Francis Partnership owned and operated The Westin St. Francis (the “St. Francis”) through April 26, 2000 in downtown San Francisco, California, and the Chicago Partnership owns and operates The Westin Michigan Avenue, Chicago (the “Michigan Avenue”) in downtown Chicago, Illinois. All significant intercompany transactions and accounts have been eliminated.

      The consolidated financial statements and related information for the periods ended June 30, 2000 and June 30, 1999 are unaudited. In the opinion of the General Partner of the Partnership, all adjustments necessary for a fair statement of the results of these interim periods have been included. Excluding the sale of the St. Francis, all such interim adjustments are of a normal recurring nature. The results of operations for the periods ended June 30, 2000 and June 30, 1999 should not be regarded as indicative of the results that may be expected for the full fiscal year ending December 31, 2000.

      On January 18, 2000, the St. Francis Partnership entered into a definitive agreement to sell the St. Francis to BRE/ St. Francis L.L.C., an affiliate of the Blackstone Group, for gross proceeds of $243 million. Upon obtaining the consent of a majority of the limited partners, the sale was consummated on April 26, 2000.

      The following unaudited pro forma results reflect the sale of the St. Francis as if it had been sold on January 1, 2000 and 1999 and do not purport to present what actual results would have been had the sale, in fact, occurred on January 1, 2000 or 1999:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Operating revenues	$14,612	$12,934	$20,840	$21,182

Operating income	4,624	2,950	3,214	2,382

Net income	4,298	2,410	2,528	1,285

Net income per Unit	31.69	17.78	18.64	9.48

Note 2.  Assets Held for Sale

      At December 31, 1999, the Partnership classified the land and net property and equipment of the St. Francis as assets held for sale and ceased depreciation of the assets.

      On April 26, 2000, upon obtaining consent of a majority of the limited partners, the sale of the St. Francis was completed for gross proceeds of $243 million, resulting in a preliminary gain of $51.3 million after transaction costs. In accordance with the Partnership agreement, $159 million of the proceeds were used to repay the St. Francis’ portion of mortgage loans, which was secured by the St. Francis; the St. Francis’ portion of a subordinated note due to the General Partner; deferred incentive management fees related to the St. Francis; and costs and expenses related to the sale. The remaining proceeds of $84 million and additional partnership cash of approximately $1.5 million were distributed to the limited partners.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      Forward-looking statements contained herein include, but are not limited to, statements relating to the Partnership’s objectives, strategies and plans, and all statements (other than statements of historical fact) that address actions, events or circumstances that the Partnership or its management expects, believes or intends will occur in the future. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated at the time the forward-looking statements are made, including, without limitation, risks and uncertainties associated with the following: the availability of capital for renovations; competition within the lodging industry; the cyclicality of the hotel business; general real estate and economic conditions; excess hotel rooms; and the other risks and uncertainties set forth in the annual, quarterly and current reports of the Partnership. The Partnership undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or circumstances.

General

      The primary market focus of the Michigan Avenue and formerly the St. Francis (individually a “Hotel” and collectively the “Hotels”) is on business travelers, tourists, conventions and other groups. Both Hotels have experienced seasonal trends, with the lowest occupancy levels occurring during the first quarter of each year, followed by higher occupancies during the last three quarters of the year.

      Westin Realty Corp. is the sole General Partner of the Partnership. 909 North Michigan Avenue Corporation is, and the St. Francis Hotel Corporation was, the respective general partners of the subsidiary limited partnerships, the Chicago Partnership and the St. Francis Partnership (the “Hotel Partnerships”), which directly own and operate (or in the case of the St. Francis Hotel Corporation, owned and operated) each Hotel. Since January 2, 1998, the General Partner has been a subsidiary of Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”).

      On April 26, 2000, upon obtaining consent of a majority of the limited partners, the sale of the St. Francis was completed for gross proceeds of $243 million, resulting in a preliminary gain of $51.3 million after transaction costs. In accordance with the Partnership agreement, $159 million of the proceeds were used to repay the St. Francis’ portion of mortgage loans, which was secured by the St. Francis; the St. Francis’ portion of a subordinated note due to the General Partner; deferred incentive management fees related to the St. Francis; and costs and expenses related to the sale. The remaining proceeds of $84 million and additional partnership cash of approximately $1.5 million were distributed to the limited partners.

Results of Operations

      Due to the sale of the St. Francis on April 26, 2000, the results of operations presented and discussed below are for the Michigan Avenue only.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

REVPAR (revenue per available room)	$155.66	$128.61	$107.54	$105.05

Operating profit as a percentage of revenues:

Rooms	79.4%	77.6%	75.0%	75.0%

Food and beverage	22.1%	21.6%	12.6%	13.6%

EBITDA (in thousands)(1)	$5,928	$4,017	$5,914	$4,604

(1)	EBITDA is net income before interest expense, depreciation and amortization, income tax expense and minority interests. The General Partner considers EBITDA to be a measure of the Partnership’s operating performance due to the significance of the Partnership’s long-lived assets and because such data can be used to measure the Partnership’s ability to service debt, fund capital expenditures and pay cash distributions. EBITDA is not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States and such information should not be considered as an alternative to net income, cash flow from operations or any other performance measure prescribed by accounting principles generally accepted in the United States.

     Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 1999. The Michigan Avenue’s operating profit of $4.8 million for the second quarter of 2000 represents a 54.1% increase over the same quarter of the prior year due primarily to improved operating results, including increases in occupancy and average room rate. The Hotel’s second quarter increase in EBITDA of 47.6% to $5.9 million from $4.0 million in the prior year period was primarily due to improved results at the Hotel.

      The Michigan Avenue’s rooms revenue for the second quarter of 2000 totaled $10.6 million and represents a 21.0% increase over the same quarter in 1999. REVPAR for the second quarter of 2000 reached $155.66, a 21.0% increase over the second quarter of 1999. The increase was primarily due to an increase in occupancy due to completion of the rooms renovation and an increase in group segment revenue. The average room rate for the second quarter of 2000 increased 13.7% to $181.04 compared to the same period in 1999, and the occupancy rate increased to 86.0% from 80.8% due to increased group segment and transient demand and rates. The Michigan Avenue’s rooms profit for the second quarter of 2000 increased 23.8%, or $1.6 million, to $8.4 million over the same 1999 quarter. This improvement was attributable primarily to the REVPAR growth discussed above.

      The Michigan Avenue’s food and beverage revenues decreased 10.2%, or $0.3 million, to $2.7 million for the second quarter of 2000. The decrease was due primarily to the unavailability of meeting space due to renovations. The Michigan Avenue’s food and beverage profit for the second quarter of 2000 remained consistent when compared to the same 1999 period.

      The Michigan Avenue’s operating expenses of $9.9 million for the second quarter of 2000 remained consistent when compared to the same 1999 period.

      Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999. The Michigan Avenue’s operating profit of $3.6 million for the six months ended June 30, 2000 represents a 30.0% increase over the same period of the prior year due primarily to improved operating results, including an increase in average room rate. The Hotel’s increase in EBITDA for the six months ended June 30, 2000 of 28.4% to $5.9 million from $4.6 million in the prior year period was primarily due to improved results at the Hotel.

      The Michigan Avenue’s rooms revenue for the six months ended June 30, 2000 totaled $14.7 million and represents a 2.9% increase over the same period in 1999. REVPAR for the first six months of 2000 reached $107.54, a 2.4% increase over the corresponding 1999 period. The increase was primarily attributable to an overall increase in revenue due to the completion of the room renovations in the second quarter. The average room rate for the first six months of 2000 increased 7.9% to $167.63 compared to the same period in 1999, and the occupancy rate decreased to 64.2% from 67.6% due to significant room renovations in the first quarter. The Michigan Avenue’s rooms profit for the six months ended June 30, 2000 increased 2.9%, or $0.3 million, to $11.0 million over the same 1999 quarter. This improvement was attributable primarily to the increase in rooms revenue discussed above.

      The Michigan Avenue’s food and beverage revenues decreased 16.8%, or $0.8 million, to $4.1 million for the six months ended June 30, 2000. The decrease was due primarily to the decline in occupancy and the unavailability of meeting space due to renovations. The Michigan Avenue’s food and beverage profit for the first six months of 2000 decreased 22.9%, or $0.2 million, to $0.5 million when compared to the same 1999 period. As indicated above, the profit decreased due to renovations.

      The Michigan Avenue’s operating expenses for the six months ended June 30, 2000 decreased $1.2 million, a 6.3% decrease over the same period of 1999. This decrease was primarily a result of the decrease in management fees.

Liquidity and Capital Resources

      As of June 30, 2000, the Partnership had cash and cash equivalents of $19.7 million, a $19.9 million decrease from December 31, 1999. The decrease in cash during the six months ended June 30, 2000 was due, in part, to the $16.6 million spent on renovations primarily at the Michigan Avenue. Total net cash used in operating activities for the six months ended June 30, 2000 equaled $13.9 million, which due to the sale of the St. Francis, includes a lump-sum payment of the deferred incentive management fees made to the General Partner.

      Pursuant to the mortgage loan restructuring agreement (the “Restructuring Agreement”), the Partnership is required to make quarterly deposits to FF&E Reserve Accounts, as defined in the Restructuring Agreement, based upon 5.0% of gross revenues through the maturity of the mortgage loan in 2006. The Hotel’s FF&E

Reserve Account balance of $1.5 million is included in restricted cash in the accompanying consolidated balance sheets.

      The Restructuring Agreement also requires that the Hotel make deposits into a tax escrow account for payment of real and personal property taxes. The balance of this tax escrow account is included in cash and cash equivalents in the accompanying consolidated balance sheets.

      The Michigan Avenue spent $6.0 million ($14.4 million for the six months ended June 30, 2000) on capital expenditures primarily related to the renovation of guest rooms in the second quarter of 2000. The Michigan Avenue’s renovation project is expected to be completed in 2000. This project primarily includes room renovations and lobby and front office renovations. All capital projects have been approved by the mortgage loan lender, as required by the Restructuring Agreement.

      Principal and interest payments of $133.3 million were made during the six months ended June 30, 2000. These payments included the $98.1 million payoff of the St. Francis’ portion of the mortgage loan, the $32.9 million payoff of the St. Francis’ portion of the obligation to the General Partner and $2.3 million of scheduled principal and interest payments. Due to the sale of the St. Francis and the repayment of a portion of the mortgage loan, the principal and interest payments will be $1.5 million for the remainder of 2000.

      At this time, the Partnership anticipates that the cash flow from operations and the corresponding contributions to the FF&E Reserve Accounts will provide adequate funding for 2000 capital expenditures and interest payments on the mortgage loan. Due to the sale of the St. Francis, the Partnership paid a distribution of the sale proceeds to the limited partners of $630 per Unit in the second quarter of 2000. Additionally, the Board of Directors of the General Partner authorized two quarterly cash distributions of $23.75 per Unit that were paid on March 14, 2000 and June 14, 2000 to the Partnership’s limited partners, and the Partnership estimates that distributions paid in the third and fourth quarters of 2000 will be approximately $6.72 per Unit per quarter. Future distributions will be based on Available Net Cash Flow, as defined in the Partnership agreement, and are dependent upon the Net Cash Flow, as defined, generated by the Hotels and the adequacy of cash reserves. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership agreement and will be distributed to the Partnership’s limited partners within 75 days of the end of the quarter.

      The Partnership agreement requires that the General Partner use its best efforts to sell or refinance the Hotels by the end of 2001. The St. Francis sale was completed on April 26, 2000, for gross proceeds of $243 million.

PART II. OTHER INFORMATION

Item 5.  Other Information.

Affiliate Transactions

      The Partnership reimbursed the General Partner for general and administrative expenses of the Partnership totaling approximately $0.1 million for the second quarter of 2000. Affiliates of the General Partner, including Starwood, as manager of the Hotels (“Hotel Manager”), received base management fees of $0.8 million in the second quarter of 2000. The Partnership accrued incentive management fees, payable to the Hotel Manager, of $0.4 million for the second quarter of 2000. Marketing fees of $0.6 million were paid by the Partnership to the Hotel Manager for the second quarter of 2000. The Partnership incurred approximately $1 million for services provided by the Hotel Manager in the second quarter of 2000, which include property and workers’ compensation insurance, systems support, reservations and advertising. Additionally, as a result of the sale of the St. Francis, and in accordance with the Partnership agreement, $55 million of the sale proceeds were used to repay the St. Francis’ portion of the subordinated note due to the General Partner and deferred incentive management fees due to the Hotel Manager.

Investor Relations

      The Partnership’s investor relations function is handled by ReSource/ Phoenix® at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for ReSource/ Phoenix® is 1-800-323-5888.

Unit Sales

      Relying on the protections of the 5% safe harbor pursuant to Section 7704 of the Internal Revenue Code, the General Partner suspended Unit sales for the remainder of 2000 as sale transfer requests totaling 6,848 have been received for 2000. The General Partner is, however, continuing to accept paperwork for Unit sales for processing in 2001. Through the date of this filing, the General Partner has received requests for the transfer of 1,528 Units which will be completed in 2001. Sale requests for 1,228 Units were in conjunction with tender offers at a range in price of $300 to $1,000 per Unit. The remaining 300 Unit sale requests were completed through limited partnership exchanges at a range in price of $935 to $1,011 per Unit.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

      4.  Instruments defining the rights of security holders.

4.1	Amended and Restated Agreement of Limited Partnership of Westin Hotels Limited Partnership.(1)

4.2	Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership.(1)

4.3	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership. (3)

4.4	Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(1)

4.5	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(3)

      10.  Material contracts.

10.1	Restructuring Agreement dated as of June 2, 1994.(3)

10.2	Amended and Restated Management Agreements between The Westin St. Francis Limited Partnership and Westin Hotel Company, and between The Westin Chicago Limited Partnership and Westin Hotel Company, for property management services.(2)

10.3	First Amendments to Amended and Restated Management Agreements of The Westin St. Francis Limited Partnership and of The Westin Chicago Limited Partnership.(3)

10.4	Contribution Agreement between St. Francis Hotel Corporation and The Westin St. Francis Limited Partnership, and between 909 North Michigan Avenue Corporation and The Westin Chicago Limited Partnership, for contribution of Hotel assets and the transfer of limited partnership interests.(2)

10.5	Promissory Note of St. Francis Hotel Corporation dated August 21, 1986 to Teacher Retirement System of Texas. (1)

10.6	First Amendment to Promissory Note of St. Francis Hotel Corporation dated as of June 2, 1994.(3)

10.7	Deed of Trust, Financing Statement, Security Agreement and Fixture filing dated August 21, 1986 respecting The Westin St. Francis.(1)

10.8	First Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated as of June 2, 1994. (3)

10.9	Promissory Note of 909 North Michigan Avenue Corporation dated August 21, 1986 to Teacher Retirement System of Texas. (1)

10.10	First Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of June 2, 1994.(3)

10.11	Mortgage and Security Agreement dated August 21, 1986 for The Westin Hotel, Chicago.(1)

10.12	First Amendment to Mortgage and Security Agreement dated as of June 2, 1994.(3)

10.13	St. Francis FF&E Escrow Agreement dated as of June 2, 1994.(3)

10.14	Chicago FF&E Escrow Agreement dated as of June 2, 1994. (3)

10.15	Promissory Note dated June 2, 1994 in favor of Westin Realty Corp. by Westin Hotels Limited Partnership.(3)

10.16	Loan Agreement dated as of June 2, 1994 between Westin Hotels Limited Partnership and Westin Realty Corp.(3)

10.17	Second Amendment to Amended and Restated Management Agreement of The Westin St. Francis Limited Partnership.(4)

10.18	Second Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(4)

10.19	Purchase and Sale Agreement, dated January 18, 2000, between The Westin St. Francis Limited Partnership and BRE/ St. Francis L.L.C.(5)

      27. Financial Data Schedule.(6)

(1)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.3, 10.4, 10.5 and 10.6, respectively, to the Partnership’s 1986 Annual Report on Form 10-K.

(2)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Partnership’s Registration Statement on Form S-11 (No. 33-3918).

(3)	Incorporated by reference to Exhibits 4.3, 4.5, 10.1, 10.3, 10.6, 10.8, 10.10, 10.12, 10.13, 10.14, 10.15 and 10.16, respectively, to the Partnership’s Form 10-Q for the period ending June 30, 1994.

(4)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(5)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed as of February 3, 2000.

(6)	Filed herewith.

(b)  Reports on Form 8-K.

      Westin Hotels Limited Partnership filed the following Current Reports on Form 8-K during the second quarter of 2000:

(i)	Current Report on Form 8-K dated April 26, 2000, reporting under Items 2 and 7 the completion of the sale of The Westin St. Francis to BRE/ St. Francis L.L.C. of New York.

(ii)	Amended Current Report on Form 8-K/ A dated April 26, 2000, reporting under Item 7 the pro forma information for the sale of The Westin St. Francis to BRE/ St. Francis L.L.C. of New York.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTIN HOTELS LIMITED PARTNERSHIP
(a Delaware limited partnership)

By:	WESTIN REALTY CORP.,

Its sole General Partner

By:	/s/ ALAN M. SCHNAID

Alan M. Schnaid
Vice President

Date: August 14, 2000

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

27	Financial Data Schedule