Form 10-Q
period 2000-09-30
WESTIN HOTELS LTD PARTNERSHIP
filed 2000-11-13
CIK 790549

________________________________________________________________________________ ________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

      Indicate the number of shares (Units) outstanding of each of the issuer’s classes of common stock (Units), as of the latest practicable date:

135,600 limited partnership Units issued and outstanding

________________________________________________________________________________ ________________________________________________________________________________

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets	2

	Consolidated Statements of Income	3

	Consolidated Statement of Partners’ Capital (Deficit)	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

PART II.	OTHER INFORMATION

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	10

PART I. FINANCIAL INFORMATION

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(In thousands, except Unit data)

	September 30,	December 31,
	2000	1999

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents, including restricted cash of $3,949 and $3,716	$22,231	$39,625

Accounts receivable, less allowance for doubtful accounts of $122 and $283	6,952	8,840

Inventories	332	748

Prepaid expenses and other current assets	235	1,971

Total current assets	29,750	51,184

Property and equipment, at cost:

Buildings and improvements	54,538	54,508

Furniture, fixtures and equipment	58,224	41,423

Expendable supplies	555	555

	113,317	96,486

Less accumulated depreciation	46,230	42,688

	67,087	53,798

Construction in progress	—	1,596

Land	8,835	8,835

Land, property and equipment, net	75,922	64,229

Restricted cash	2,304	5,185

Other assets	529	805

Assets held for sale	—	174,431

	$108,505	$295,834

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Current liabilities:
Accounts payable —

Trade and other	$631	$1,823

General Partner and affiliates	2,667	4,845

Total accounts payable	3,298	6,668

Accrued expenses	5,815	11,336

Current maturities of long-term obligations	538	2,218

Other current liabilities	579	1,623

Total current liabilities	10,230	21,845

Long-term obligations	31,365	125,904

Long-term obligation to General Partner	8,837	40,145

Deferred incentive management fees payable to General Partner	7,432	29,532

Total liabilities	57,864	217,426

Minority interests	4,396	4,218

Commitments and contingencies

Partners’ capital (deficit):

General Partner	52	(2,926)

Limited Partners (135,600 Units issued and outstanding)	46,193	77,116

Total Partners’ capital	46,245	74,190

	$108,505	$295,834

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except Unit and per Unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Operating revenues:

Rooms	$10,928	$26,216	$48,987	$72,804

Food and beverage	2,483	9,416	18,295	32,179

Other operating departments	1,186	3,340	6,633	9,431

Total operating revenues	14,597	38,972	73,915	114,414

Operating expenses:

Rooms	2,326	6,455	12,539	18,771

Food and beverage	1,897	7,956	14,324	25,322

Other operating departments	221	950	1,956	2,913

Administrative and general	957	2,337	5,057	7,007

Related party management fees	536	2,858	4,685	9,104

Advertising and business promotion	909	2,239	4,380	7,030

Property maintenance and energy	833	2,376	4,111	6,584

Local taxes and insurance	881	2,329	4,642	7,006

Rent	72	164	304	465

Depreciation	1,174	2,572	3,522	7,726

Total operating expenses	9,806	30,236	55,520	91,928

Operating profit	4,791	8,736	18,395	22,486

Other income (expense):

Interest expense, net of interest income of $300, $412, $1,373 and $1,047	(575)	(2,979)	(4,651)	(9,222)

Gain (loss) on sale of the St. Francis	—	—	51,269	—

Net other income (expense)	(575)	(2,979)	46,618	(9,222)

Income before minority interests	4,216	5,757	65,013	13,264

Minority interests in net income	(52)	(74)	(178)	(182)

Net income	$4,164	$5,683	$64,835	$13,082

Net income per Unit (135,600 Units issued and outstanding)	$30.71	$41.91	$478.14	$96.47

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)

(In thousands)
(Unaudited)

	General Partner	Limited Partners	Total

Balance at December 31, 1999	$(2,926)	$77,116	$74,190

Cash distributions to Limited Partners	—	(92,780)	(92,780)

Net income	2,978	61,857	64,835

Balance at September 30, 2000	$52	$46,193	$46,245

The accompanying notes are an integral part of this consolidated financial statement.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2000	1999

Operating Activities

Net income	$64,835	$13,082

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Gain on sale of the St. Francis	(51,269)	—

Depreciation	3,522	7,726

Amortization of deferred loan fees	34	34

Interest expense on long-term obligation to General Partner	1,600	2,396

Minority interests in net income	178	182

Increase (decrease) in cash resulting from changes in:

Accounts receivable	(4,417)	(4,450)

Inventories	(46)	(5)

Prepaid expenses and other current assets	197	(273)

Trade and other accounts payable	118	9

Accrued expenses and other current liabilities	287	4,878

Accounts payable — General Partner and affiliates	(1,683)	(1,609)

Deferred incentive management fees payable to General Partner	(22,100)	1,838

Net cash provided by (used in) operating activities	(8,744)	23,808

Investing Activities

Additions to property and equipment	(18,113)	(5,206)

Net proceeds from sale of the St. Francis	232,981	—

Decrease (increase) in restricted cash, net of acquisitions of property and equipment	2,881	(1,464)

Increase in other assets	(218)	(225)

Net cash provided by (used in) investing activities	217,531	(6,895)

Financing Activities

Cash distributions	(92,780)	(9,661)

Repayment of long-term obligations	(133,401)	(596)

Net cash used in financing activities	(226,181)	(10,257)

Net increase (decrease) in cash and cash equivalents	(17,394)	6,656

Cash and cash equivalents at beginning of period	39,625	31,524

Cash and cash equivalents at end of period	$22,231	$38,180

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for interest	$18,058	$7,842

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

      The consolidated financial statements and related information for the periods ended September 30, 2000 and September 30, 1999 are unaudited. In the opinion of the General Partner of the Partnership, all adjustments necessary for a fair statement of the results of these interim periods have been included. Excluding the sale of the St. Francis, all such interim adjustments are of a normal recurring nature. The results of operations for the periods ended September 30, 2000 and September 30, 1999 should not be regarded as indicative of the results that may be expected for the full fiscal year ending December 31, 2000.

      On January 18, 2000, the St. Francis Partnership entered into a definitive agreement to sell the St. Francis to BRE/St. Francis L.L.C., an affiliate of the Blackstone Group, for gross proceeds of $243 million. Upon obtaining the consent of a majority of the limited partners, the sale was consummated on April 26, 2000.

      The following unaudited pro forma results reflect the sale of the St. Francis as if it had been sold on January 1, 2000 and 1999 and do not purport to present what actual results would have been had the sale, in fact, occurred on January 1, 2000 or 1999 (in thousands, except per Unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Operating revenues	$14,597	$11,569	$35,437	$32,751

Operating income	4,791	2,452	8,005	4,834

Net income	4,164	2,020	6,693	3,305

Net income per Unit	30.71	14.90	49.36	24.37

Note 2.  Assets Held for Sale

      At December 31, 1999, the Partnership classified the land and net property and equipment of the St. Francis as assets held for sale and ceased depreciation of the assets.

      On April 26, 2000, upon obtaining consent of a majority of the limited partners, the sale of the St. Francis was completed for gross proceeds of $243 million, resulting in a preliminary gain of $51.3 million after transaction costs. In accordance with the Partnership agreement, $159 million of the proceeds were used to repay the portion of mortgage loans secured by the St. Francis; the St. Francis’ portion of a subordinated note due to the General Partner; deferred incentive management fees related to the St. Francis; and costs and expenses related to the sale. The remaining proceeds of $84 million and additional partnership cash of approximately $1.5 million were distributed to the limited partners.

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

General

      The primary market focus of the Michigan Avenue and formerly, the St. Francis (individually a “Hotel” and collectively the “Hotels”), is on business travelers, tourists, conventions and other groups. Both Hotels have experienced seasonal trends, with the lowest occupancy levels occurring during the first quarter of each year, followed by higher occupancies during the last three quarters of the year.

      Westin Realty Corp. is the sole General Partner of the Partnership. 909 North Michigan Avenue Corporation and St. Francis Hotel Corporation are the respective general partners of the subsidiary limited partnerships, the Chicago Partnership and the St. Francis Partnership (the “Hotel Partnerships”), which directly own and operate (or in the case of the St. Francis Hotel Corporation, owned and operated) each Hotel. Since January 2, 1998, the General Partner has been a subsidiary of Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”).

      On April 26, 2000, upon obtaining consent of a majority of the limited partners, the sale of the St. Francis was completed for gross proceeds of $243 million, resulting in a preliminary gain of $51.3 million after transaction costs. In accordance with the Partnership agreement, $159 million of the proceeds were used to repay the portion of mortgage loans secured by the St. Francis; the St. Francis’ portion of a subordinated note due to the General Partner; deferred incentive management fees related to the St. Francis; and costs and expenses related to the sale. The remaining proceeds of $84 million and additional partnership cash of approximately $1.5 million were distributed to the limited partners.

Results of Operations

The Partnership

      Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999. The Partnership’s operating revenue and operating profit of $14.6 million and $4.8 million, respectively, for the third quarter of 2000 decreased $24.4 million and $3.9 million, respectively, over the same quarter of the prior year due to the sale of the St. Francis in April 2000, offset by increases in the Michigan Avenue’s operating revenue and operating profit.

      Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999. The Partnership’s operating revenue and operating profit of $73.9 million and $18.4 million, respectively, for the nine months ended September 30, 2000 decreased $40.5 million and $4.1 million, respectively, over the same period of the prior year due to the sale of the St. Francis in April 2000.

The Michigan Avenue

      Due to the sale of the St. Francis on April 26, 2000, the results of operations presented and discussed below are for the Michigan Avenue only.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

REVPAR (revenue per available room)	$158.16	$120.40	$124.54	$110.23

Operating profit as a percentage of revenues:

Rooms	78.7%	78.2%	76.6%	76.2%

Food and beverage	23.6%	8.1%	16.7%	12.0%

EBITDA (in thousands)(1)	$6,046	$3,549	$11,959	$8,154

(1)	EBITDA is net income before interest expense, depreciation and amortization, income tax expense and minority interests. The General Partner considers EBITDA to be a measure of the Partnership’s operating performance due to the significance of the Partnership’s long-lived assets and because such data can be used to measure the Partnership’s ability to service debt, fund capital expenditures and pay cash distributions. EBITDA is not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States and such information should not be considered as an alternative to net income, cash flow from operations or any other performance measure prescribed by accounting principles generally accepted in the United States.

     Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999. The Michigan Avenue’s operating profit of $4.9 million for the third quarter of 2000 represents a $2.3 million increase over the same quarter of the prior year due primarily to improved operating results, including increases in occupancy and average room rate. The Hotel’s third quarter increase in EBITDA of $2.5 million to $6.0 million over the prior year period was primarily due to improved results at the Hotel.

      The Michigan Avenue’s rooms revenue for the third quarter of 2000 totaled $10.9 million and represents a 31.4% increase over the same quarter in 1999. REVPAR for the third quarter of 2000 reached $158.16, a 31.4% increase over the third quarter of 1999. The increase was primarily due to an increase in occupancy due to completion of the rooms renovation in the second quarter of 2000 and an increase in group rates. The average room rate for the third quarter of 2000 increased 20.1% to $176.08 compared to the same period in 1999, and the occupancy rate increased to 89.8% from 82.2% due to increased group segment demand. The Michigan Avenue’s rooms profit for the third quarter of 2000 increased 32.3%, or $2.1 million, to $8.6 million over the same 1999 quarter. This improvement was attributable primarily to the REVPAR growth discussed above.

      The Michigan Avenue’s food and beverage revenues increased 17.7% to $2.5 million for the third quarter of 2000. The increase was due primarily to an increase in banquet revenues due to increased group activity. The Michigan Avenue’s food and beverage profit for the third quarter of 2000 increased $0.4 million to $0.6 million from the same period in 1999 due to the increase in banquet revenues discussed above.

      The Michigan Avenue’s operating expenses for the third quarter of 2000 increased to $9.7 million, an 8.6% increase over the same 1999 period. The most significant increases were in depreciation and amortization due to the completion of the rooms renovation.

      Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999. The Michigan Avenue’s operating profit of $8.4 million for the nine months ended September 30, 2000 represents a $3.1 million increase over the same period of the prior year due primarily to improved operating results, including an increase in average room rate. The Hotel’s increase in EBITDA for the nine months ended September 30, 2000 of $3.8 million over the prior year period was primarily due to improved results at the Hotel.

      The Michigan Avenue’s rooms revenue for the nine months ended September 30, 2000 totaled $25.6 million and represents a 13.4% increase over the same period in 1999. REVPAR for the first nine months of 2000 reached $124.54, a 13.0% increase over the corresponding 1999 period. The increase was primarily attributable to an overall increase in revenue due to the completion of the room renovations in the second quarter of 2000. The average room rate for the first nine months of 2000 increased 12.6% to $171.13 compared to the same period in 1999, and the occupancy rate increased to 72.8% from 72.5% due to the completion of significant room renovations. The Michigan Avenue’s rooms profit for the nine months ended September 30, 2000 increased 14.0%, or $2.4 million, to $19.6 million over the same 1999 quarter. This improvement was primarily attributable to the increase in rooms revenue discussed above.

      The Michigan Avenue’s food and beverage revenues decreased 6.6%, or $0.5 million, to $6.6 million for the nine months ended September 30, 2000. The decrease was due primarily to the conversion of a restaurant from hotel-operated to leased space. The Michigan Avenue’s food and beverage profit for the first nine months of 2000 increased 30.7% to $1.1 million when compared to the same 1999 period. The profit increased due to reduced expenses from the conversion discussed above.

      The Michigan Avenue’s operating expenses for the nine months ended September 30, 2000 decreased to $26.9 million, a 1.4% decrease over the same period of 1999. This decrease was primarily a result of the decreases in marketing expense and rent, taxes and insurance, offset by increases in depreciation expense due to the completion of the rooms renovation discussed above.

Liquidity and Capital Resources

      As of September 30, 2000, the Partnership had cash and cash equivalents of $22.2 million, a $17.4 million decrease from December 31, 1999. The decrease in cash during the nine months ended September 30, 2000 was due, in part, to the $18.1 million spent on renovations of which $15.2 million was spent at the Michigan Avenue. Total net cash used in operating activities for the nine months ended September 30, 2000 equaled $8.7 million, which due to the sale of the St. Francis, includes a lump-sum payment of the deferred incentive management fees to the General Partner.

      Pursuant to the mortgage loan restructuring agreement (the “Restructuring Agreement”), the Partnership is required to make quarterly deposits to FF&E Reserve Accounts, as defined in the Restructuring Agreement, based upon 5.0% of gross revenues through the maturity of the mortgage loan in 2006. The Michigan Avenue’s FF&E Reserve Account balance of $2.3 million is included in restricted cash in the accompanying consolidated balance sheet as of September 30, 2000.

      The Restructuring Agreement also requires that the Hotel make deposits into a tax escrow account for payment of real and personal property taxes. The balance of this tax escrow account is included in cash and cash equivalents in the accompanying consolidated balance sheets.

      The Michigan Avenue spent $0.8 million ($15.2 million for the nine months ended September 30, 2000) on capital expenditures primarily related to the renovation of guest rooms, food and beverage and other overall Hotel renovations in the third quarter of 2000. The Michigan Avenue’s renovation project is expected to be substantially completed by the end of the first quarter of 2001. This project primarily includes renovations to rooms, lobby, food and beverage facilities and the front office. All capital projects have been approved by the mortgage loan lender, as required by the Restructuring Agreement.

      Principal and interest payments of $133.4 million were made during the nine months ended September 30, 2000. These payments included the $98.1 million payoff of the St. Francis’ portion of the mortgage loan, the $32.9 million payoff of the St. Francis’ portion of the obligation to the General Partner and $2.4 million of scheduled principal and interest payments. Due to the sale of the St. Francis and the repayment of a portion of the mortgage loan, the principal and interest payments for the remainder of 2000 total $0.8 million.

      At this time, the Partnership anticipates that the cash flow from operations and the corresponding contributions to the FF&E Reserve Accounts will provide adequate funding for 2000 capital expenditures and interest payments on the mortgage loan. Due to the sale of the St. Francis, the Partnership paid a distribution of the sale proceeds to the limited partners of $630 per Unit in the second quarter of 2000. Additionally, the Board of Directors of the General Partner authorized two quarterly cash distributions of $23.75 per Unit and one quarterly cash distribution of $6.72 per Unit that were paid on March 14, 2000, June 14, 2000 and September 14, 2000, respectively, to the Partnership’s limited partners. The Partnership estimates that a distribution paid in the fourth quarter of 2000 will be approximately $6.72 per Unit. Future distributions will be based on Available Net Cash Flow, as defined in the Partnership agreement, and are dependent upon the Net Cash Flow, as defined, generated by the Hotel and the adequacy of cash reserves. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership agreement and will be distributed to the Partnership’s limited partners within 75 days of the end of the quarter.

      The Partnership agreement requires that the General Partner use its best efforts to sell or refinance the Hotels by the end of 2001. The St. Francis sale was completed on April 26, 2000 for gross proceeds of $243 million.

PART II.  OTHER INFORMATION

Item 5.  Other Information.

Affiliate Transactions

      The Partnership reimbursed the General Partner for general and administrative expenses of the Partnership totaling approximately $0.1 million for the third quarter of 2000. Affiliates of the General Partner, including Starwood, as manager of the Hotels (“Hotel Manager”), received base management fees of $0.5 million in the third quarter of 2000. In accordance with the Partnership agreement, the Partnership will not be required to pay incentive management fees to Starwood for the third quarter of 2000 due to the significant level of capital expenditures during 2000. Marketing fees of $0.3 million were paid by the Partnership to the Hotel Manager for the third quarter of 2000. The Partnership incurred approximately $0.3 million for services provided by the Hotel Manager in the third quarter of 2000, which include property and workers’ compensation insurance, systems support, reservations and advertising. Additionally, as a result of the sale of the St. Francis, and in accordance with the Partnership agreement, $55 million of the sale proceeds were used to repay the St. Francis’ portion of the subordinated note due to the General Partner and deferred incentive management fees due to Starwood.

Investor Relations

      The Partnership’s investor relations function is handled by ReSource/ Phoenix® at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for ReSource/ Phoenix® is 1-800-323-5888.

Unit Sales

      Relying on the protections of the 5% safe harbor pursuant to Section 7704 of the Internal Revenue Code, the General Partner suspended Unit sales for the remainder of 2000 as sale transfer requests totaling 6,848 have been received for 2000. The General Partner is, however, continuing to accept paperwork for Unit sales for processing in 2001. Through the date of this filing, the General Partner has received requests for the transfer of 2,224 Units which will be completed in 2001. Sale requests for 1,765 Units were in conjunction with tender offers at a range in price of $200 to $1,065 per Unit. The remaining 459 Unit sale requests were completed through limited partnership exchanges at a range in price of $325 to $1,038 per Unit.

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

(b)  Reports on Form 8-K.

      No reports on Form 8-K were filed during the third quarter of 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTIN HOTELS LIMITED PARTNERSHIP
(a Delaware limited partnership)

By:	WESTIN REALTY CORP.,

Its sole General Partner

By:	/s/ ALAN M. SCHNAID

Alan M. Schnaid

Vice President

Date:	November 13, 2000

EXHIBIT INDEX

4.	Instruments defining the rights of security holders.
	4.1	Amended and Restated Agreement of Limited Partnership of Westin Hotels Limited Partnership.(1)
	4.2	Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership.(1)
	4.3	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership. (3)
	4.4	Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(1)
	4.5	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(3)
10.	Material contracts.
	10.1	Restructuring Agreement dated as of June 2, 1994.(3)
	10.2	Amended and Restated Management Agreements between The Westin St. Francis Limited Partnership and Westin Hotel Company, and between The Westin Chicago Limited Partnership and Westin Hotel Company, for property management services. (2)
	10.3	First Amendments to Amended and Restated Management Agreements of The Westin St. Francis Limited Partnership and of The Westin Chicago Limited Partnership.(3)
	10.4	Contribution Agreement between St. Francis Hotel Corporation and The Westin St. Francis Limited Partnership, and between 909 North Michigan Avenue Corporation and The Westin Chicago Limited Partnership, for contribution of Hotel assets and the transfer of limited partnership interests.(2)
	10.5	Promissory Note of St. Francis Hotel Corporation dated August 21, 1986 to Teacher Retirement System of Texas.(1)
	10.6	First Amendment to Promissory Note of St. Francis Hotel Corporation dated as of June 2, 1994.(3)
	10.7	Deed of Trust, Financing Statement, Security Agreement and Fixture filing dated August 21, 1986 respecting The Westin St. Francis.(1)
	10.8	First Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated as of June 2, 1994.(3)
	10.9	Promissory Note of 909 North Michigan Avenue Corporation dated August 21, 1986 to Teacher Retirement System of Texas.(1)
	10.10	First Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of June 2, 1994.(3)
	10.11	Mortgage and Security Agreement dated August 21, 1986 for The Westin Hotel, Chicago.(1)
	10.12	First Amendment to Mortgage and Security Agreement dated as of June 2, 1994.(3)
	10.13	St. Francis FF&E Escrow Agreement dated as of June 2, 1994.(3)
	10.14	Chicago FF&E Escrow Agreement dated as of June 2, 1994. (3)
	10.15	Promissory Note dated June 2, 1994 in favor of Westin Realty Corp. by Westin Hotels Limited Partnership.(3)
	10.16	Loan Agreement dated as of June 2, 1994 between Westin Hotels Limited Partnership and Westin Realty Corp.(3)
	10.17	Second Amendment to Amended and Restated Management Agreement of The Westin St. Francis Limited Partnership. (4)
	10.18	Second Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(4)
	10.19	Purchase and Sale Agreement, dated January 18, 2000, between The Westin St. Francis Limited Partnership and BRE/ St. Francis L.L.C.(5)

27.	Financial Data Schedule.(6)

(1)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.3, 10.4, 10.5 and 10.6, respectively, to the Partnership’s 1986 Annual Report on Form 10-K.

(2)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Partnership’s Registration Statement on Form S-11 (No. 33-3918).

(3)	Incorporated by reference to Exhibits 4.3, 4.5, 10.1, 10.3, 10.6, 10.8, 10.10, 10.12, 10.13, 10.14, 10.15 and 10.16, respectively, to the Partnership’s Form 10-Q for the period ending June 30, 1994.

(4)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(5)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed as of February 3, 2000.

(6)	Filed herewith.