Form 10-K405
period 2000-12-31
WESTIN HOTELS LTD PARTNERSHIP
filed 2001-03-29
CIK 790549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2000

OR

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

      Indicate the number of shares (Units) outstanding of each of the issuer’s classes of common stock (Units), as of the latest practicable date (applicable only to corporate issuers).

135,600 limited partnership Units issued and outstanding as of March 12, 2001

PART I

Forward-Looking Statements

      Certain statements contained in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, the sections of Items 1, 2 and 5 captioned “Business,” “Property” and “Market for Registrant’s Common Equity and Related Unitholder Matters” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements may include statements regarding the intent, belief or current expectations of the Partnership or Hotel Partnerships (as defined below) or their respective general partners and their officers or directors with respect to the matters discussed in this report. All such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements, including, without limitation, the availability of capital for renovations; competition within the lodging industry; the seasonality of the hotel business; general real estate and economic conditions; and the other risks and uncertainties set forth in the annual, quarterly and current reports of the Partnership. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

Risks Relating to Hotel Operations

      The Hotel Business Is Capital Intensive. In order for The Westin Michigan Avenue, Chicago (the “Michigan Avenue” or the “Hotel”) to remain attractive and competitive, we have to spend money periodically to keep it well maintained, modernized and refurbished. This creates an ongoing need for cash and, to the extent expenditures cannot be funded from cash generated by our operations, we may be required to borrow or otherwise obtain these funds. Accordingly, our financial results may be sensitive to the cost and availability of funds.

      We Must Compete for Customers. The hotel industry is highly competitive. The Michigan Avenue competes for customers with other hotel and resort properties in its geographic market. Some of our competitors may have substantially greater marketing and financial resources than we do, and they may improve their facilities, reduce their prices or expand or improve their marketing programs in ways that adversely affect our operating results.

      The Hotel Industry Is Seasonal in Nature. The hotel industry is seasonal in nature, and the periods during which the Michigan Avenue experiences higher revenue vary. Our revenue historically has been lower in the first quarter than in the second, third or fourth quarters.

      Real Estate Investments Are Subject to Numerous Risks. Because we own the Michigan Avenue, we are subject to the risks that generally relate to investments in real property. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated, as well as the expenses incurred. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, real estate, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate, zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify or renovate hotels. When interest rates increase, the cost of expanding or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, governments can, under eminent domain laws, take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have a material adverse impact on our results of operations or financial condition, as well as on our ability to make distributions to our Unitholders. In addition, equity real estate investments, such as the investment we hold, are relatively difficult to sell quickly. If our property does not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, our income will be adversely affected.

Risks Relating to Disposition Opportunities

      On February 14, 2001, we retained Jones Lang LaSalle Hotels, a leading hotel broker, to market the Michigan Avenue for sale. The disposition of the Hotel has a number of risks, including the following:

•	Net proceeds distributed to the limited partners after the sale may not exceed amounts previously offered to the limited partners in mini-tender offers.

•	We may be unable to find an acceptable buyer.

•	We may be unable to sell the Michigan Avenue at or above its most recent appraised value.

•	We may not be able to make a prompt distribution to the limited partners after the sale of the hotel.

Item 1.  Business.

General Development of Business

      Westin Hotels Limited Partnership (the “Partnership”) and its subsidiary limited partnerships, The Westin St. Francis Limited Partnership (the “St. Francis Partnership”) and The Westin Chicago Limited Partnership (the “Chicago Partnership”), each a Delaware limited partnership (collectively the “Hotel Partnerships”), were formed on April 25, 1986 for the purpose of acquiring two hotels, The Westin St. Francis in San Francisco, California (the “St. Francis”) and the Michigan Avenue (formerly The Westin Hotel, Chicago) in downtown Chicago, Illinois (collectively the “Hotels”).

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

      Westin Realty Corp. (“Westin Realty”) is the sole general partner of the Partnership (the “General Partner”). 909 Corp. and St. Francis Corp. are the respective general partners of the subsidiary limited partnerships, the Chicago Partnership and the St. Francis Partnership, which directly own and operate (or in the case of the St. Francis Corp., owned and operated) each Hotel. Since January 2, 1998, the General Partner has been a subsidiary of Starwood.

      On January 18, 2000, the St. Francis Partnership entered into a definitive agreement to sell the St. Francis to BRE/ St. Francis L.L.C., an affiliate of the Blackstone Group, for gross proceeds of $243 million. Upon obtaining the consent of a majority of the limited partners, the sale was consummated on April 26, 2000.

Financial Information about Industry Segments

      The Hotel Partnerships are engaged solely in the business of owning and operating the Hotels (and as of April 26, 2000, only the Michigan Avenue) and are, therefore, engaged in only one industry segment.

Description of Business

      The Michigan Avenue is operated as part of the full-service, upscale Westin hotel chain. Starwood owns, manages and franchises hotels throughout the world. The inclusion of the Hotel within a global system provides the benefits of name recognition, centralized reservations and advertising, system-wide marketing programs, centralized purchasing and training and support services. The hotel business in general is highly competitive. To the extent hotel capacity expands or demand for hotel accommodations decreases, competition will increase. The demand for particular accommodations and related services are subject to various factors, including, but not limited to, seasonal variance, changes in economic conditions, and changes in travel patterns and preferences (which may be affected by airline schedules, weather conditions or availability). Specific information regarding competitive conditions at the Michigan Avenue is set forth in Item 2, “Property.”

      The Hotels are managed by wholly owned subsidiaries of Starwood. Because Starwood also owns, operates, manages and franchises hotels under the St. Regis®, The Luxury Collection®, W®, Sheraton® and Four Points® by Sheraton brands, potential conflicts of interest may exist. While Starwood and its affiliates have the right to own, operate and develop competing hotels, the general partners have a fiduciary duty to conduct the affairs of the Partnership and the Hotel Partnerships in the best interests of these entities and their partners.

      Neither the Partnership nor the Hotel Partnerships have any employees. Administrative and Hotel personnel are employees of either Starwood or the Hotel’s respective general partner. The Hotel and the Hotel Partnerships reimburse Starwood and the general partners for the costs of such employees. However, neither the Partnership nor the Hotel Partnerships are directly responsible for the payment of executive compensation to the officers of the general partners.

      On February 14, 2001, the Partnership retained Jones Lang LaSalle Hotels to market the Michigan Avenue for sale. Marketing of the property is expected to commence shortly. The ultimate sale of the property is subject to the consent of the majority of the limited partners of the Partnership.

Competitive Conditions

      Chicago’s hospitality industry continued to experience strong competition during 2000. Several new hotel projects are expected to enter the market in the near future. Four hotels with a total of 1,367 rooms opened in 2000 in Chicago. Several other properties are expected to open in 2001, including a 185-room hotel and three 350-room hotels. A number of competing hotels have just completed renovations. For 2001, the Hotel believes that it can maintain its share of the market by emphasizing its premier “Magnificent Mile” location and its new and improved rooms, including the addition of the Heavenly BedSM, a Westin amenity. The year 2001 is not expected to experience significant growth for the Chicago market with 300,000 less hotel room nights from major convention business scheduled for the McCormick Place (Chicago’s convention center). There is another Westin hotel located at the O’Hare International Airport near Chicago and another in the financial district of downtown Chicago. The General Partner believes that neither is in direct competition with the Michigan Avenue and that their close proximity allows for efficiencies in both staffing and productivity. Starwood also operates the Sheraton Chicago Hotel and Towers in downtown Chicago, owns three hotels in downtown Chicago and manages five properties in the Chicago metropolitan area under management agreements. These properties are not considered to be primary competitors due to differences in their locations, orientations or facilities.

Mortgage Loans

      On August 21, 1986, mortgage loans in the amount of $83.8 million with respect to the St. Francis and $32.8 million with respect to the Michigan Avenue were refinanced by Teacher Retirement System of Texas (the “Lender”). The Hotels were acquired subject to the mortgage loans. The mortgage loans require that the Hotel Partnerships not further encumber the Hotels without prior consent of the Lender. On June 2, 1994, the General Partner, on behalf of the Partnership, successfully completed a restructuring of the mortgage loans and entered into a restructuring agreement (“Restructuring Agreement”) with the Lender. On May 27, 1997, a second restructuring agreement modifying the existing mortgage loans on the Partnership’s Hotels was completed. The modifications to the mortgage loans consist primarily of a reduction of the effective interest rates, an extension of the maturity dates and revisions of prepayment penalties. On April 26, 2000, $99.4 million of the mortgage loans and accrued interest was repaid in connection with the St. Francis sale.

Insurance

      The Michigan Avenue is covered by comprehensive general liability insurance, fire and extended property insurance (including earthquake coverage), business interruption, workers’ compensation, employer’s liability insurance and such other insurance as is customarily obtained for similar properties.

      The Michigan Avenue also participates in Starwood’s insurance program, whereby general liability and workers’ compensation insurance coverage premiums are paid through Starwood to Zurich American

Insurance Group, Cigna Property and Casualty and Westel Insurance Company, the latter being a wholly owned subsidiary of Starwood.

Environmental Matters

      The Partnership is subject to certain requirements and potential liabilities under various federal, state and local environmental laws, ordinances and regulations (“Environmental Laws”). For example, a current or previous owner or operator of real property may become liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of hazardous or toxic substances may adversely affect the owner’s ability to sell or rent such real property or to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may be liable for the costs of removal or remediation of such wastes at the treatment, storage or disposal facility, regardless of whether such facility is owned or operated by such person. The Hotels use certain substances and generate certain wastes that may be deemed hazardous or toxic under applicable Environmental Laws, and the Hotels from time to time have incurred, and in the future may incur, costs related to cleaning up contamination. Other Environmental Laws require abatement or removal of certain asbestos-containing materials (“ACMs”) (limited quantities of which may be present in various building materials such as spray-on insulation, floor coverings, ceiling coverings, tiles, decorative treatments and piping) in the event of damage or demolition, or certain renovations or remodeling. These laws also govern emissions of and exposure to asbestos fibers in the air. Environmental Laws also regulate polychlorinated biphenyls (“PCBs”), which may be present in electrical equipment. The Hotels may have equipment containing chlorofluorocarbons (“CFCs”). The use of equipment containing CFCs also is regulated by Environmental Laws. In connection with the Partnership’s ownership, operation and management of the Hotels, the Partnership could be held liable for costs of remedial or other action with respect to PCBs or CFCs.

      Environmental Laws are not the only source of environmental liability. Under the common law, owners and operators of real property may face liability for personal injury or property damage because of various environmental conditions such as alleged exposure to hazardous or toxic substances (including, but not limited to, ACMs, PCBs and CFCs), poor indoor air quality, radon or poor drinking water quality.

      Although the Partnership has incurred and expects to incur remediation and other environmental costs during the ordinary course of operations, we anticipate that such costs will not have a material adverse effect on the operations or financial condition of the Partnership.

Item 2.  Property.

      The Partnership’s property consists of the Michigan Avenue, a first-class hotel operating under the Westin name and located in a premier central, urban location, providing guests with convenient access to business districts, shopping areas and convention facilities.

Description

      The Michigan Avenue has 751 guest rooms (including 28 suites) and 19 meeting rooms. The Grill on the Alley, a new upscale 300-seat restaurant and bar operated by Grill Concepts of California, opened in June 2000. The Hotel has a fitness center and a business center, provides retail space for several specialty stores and a gift shop, and has an underground parking garage with 209 spaces.

Location

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

Capital Improvements

      In 2000, the Hotel spent $15.5 million for capital expenditures. Of this amount, $12.4 million was spent on the renovation of the main building rooms; $1.9 million on the renovation of food and beverage facilities; and $1.2 million on various other projects, such as computer equipment modernization, engineering equipment upgrades and the conversion of an unused health club into office space. For discussion regarding the funding of these capital expenditures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

      No matters were submitted to a vote of the Unitholders during the fourth quarter of 2000.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Unitholder Matters.

      As of March 12, 2001, there were 7,224 holders of record of the 135,600 limited partnership units (“Units”).

      There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. The transfer of Units, or any interest therein, is subject to a variety of restrictions. Limited partners may not transfer their interests in the Partnership if, in the opinion of the Partnership’s counsel, such transfers might violate the registration requirements of the Securities Act of 1933, as amended, or the laws of any other jurisdiction or agency applicable to the transfers, cause the Partnership to be regarded as an association taxable as a corporation, result in the dissolution or termination of the Partnership or result in the Hotel Partnership not being able to obtain or continue in effect any license permitting the service or sale of alcoholic beverages in the Hotel. The assignee must also meet certain other requirements set forth in the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) before it may be recognized as a substituted limited partner, including the payment of all reasonable expenses connected with the transfer of any interest. The limited partners or their representatives must furnish, as to voluntary transfers, sufficient information to counsel to permit the foregoing determination to be made.

      Beginning in 1996, the General Partner became aware of offers to purchase Units, which were mailed to limited partners, that have ranged from $185 (in 1996) to $1,119 (in 1999) per Unit. Recently, the General Partner became aware of two offers to purchase Units in 2001: an offer dated on or about January 25, 2001 to purchase up to 5,000 Units for $500 per Unit and an offer dated on or about February 26, 2001 to purchase up to 5,147 Units for $300 per Unit. The General Partner recommended that the limited partners not tender their Units under these offers.

      The following information reflects the Partnership’s records of the average and range of Unit sale prices to date as quoted in the Limited Partnership Exchanges:

	Average Per Unit	Range of Per Unit
	Sales Price(1)	Sales Price(1)

1999

First Quarter	$960.92	$500.00 to $1,119.00
(through January 19, 1999, when sales were suspended)

2000

First Quarter	$965.85	$725.00 to $1,050.00
(through March 29, 2000, when sales were suspended)

2001

First Quarter	$629.59	$200.00 to $1,065.00
(through March 12, 2001)

(1)	The Per Unit Sales Price is the actual contracted price agreed upon by the respective limited partner and new purchaser. This balance does not reflect any reductions in the sales price due to subsequent distributions made to the limited partners, as specified by some of the mini-tender offers.

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

      On March 29, 2000, upon reaching 2000 Unit sales aggregating 6,848, the General Partner suspended its approval of any further transfer requests for 2000. As of March 12, 2001, the Partnership has pending Unit sale transfer requests totaling 3,633 Units for 2001. Unless cancelled by the transferor, each of these transfers will be processed and recorded on the books of the Partnership on March 31, 2001. The average price of these sales is $630 per Unit. When the Partnership reaches Unit sale transfer requests aggregating 6,848 Units for 2001, the General Partner will suspend its approval of any Unit sale transfer requests for the remainder of 2001.

      Cash distributions of $23.75 per Unit were paid to the limited partners on March 14, 2000 and June 14, 2000. Cash distributions of $6.72 per Unit were paid to the limited partners on September 14, 2000 and December 14, 2000. An additional distribution relating to the net cash proceeds from the sale of the St. Francis of $630.00 per Unit was paid on May 24, 2000. Future distributions will be based on available Net Cash Flow, as defined in the Partnership Agreement. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership Agreement and will be distributed to the limited partners within 75 days of the end of the quarter.

      The Partnership Agreement requires the General Partner to use its best efforts to sell or refinance the Hotels by the end of 2001. On January 18, 2000, the St. Francis Partnership entered into a definitive agreement to sell the St. Francis for gross proceeds of $243 million. After approval of the limited partners of record on February 15, 2000 was obtained, the St. Francis sale closed on April 26, 2000. On February 14, 2001, the Partnership retained Jones Lang LaSalle Hotels to market the Michigan Avenue. Marketing of the property is expected to commence shortly. The ultimate sale of the property is subject to the customary conditions and the consent of the majority of the limited partners of the Partnership. See related risk factors in Part I — “Risks Relating to Disposition Opportunities.”

      The Partnership’s investor relations function is handled by Phoenix American Financial Services, Inc. at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for Phoenix American Financial Services, Inc. is 1-800-323-5888.

Item 6.  Selected Financial Data.

      The following table sets forth selected financial information for the Partnership:

	Year Ended December 31,

	2000(1)		1999	1998	1997	1996

	(In thousands, except per Unit amounts)

Operating revenues:

Rooms	$58,232		$97,973	$94,724	$83,600	$73,375

Food and beverage	20,771		45,277	37,354	32,793	27,477

Other operating departments	7,873		13,047	12,158	10,660	10,098

Total operating revenues	86,876		156,297	144,236	127,053	110,950

Operating expenses:

Rooms	14,652		25,417	25,493	22,162	19,631

Food and beverage	16,109		35,189	26,946	24,866	21,963

Administrative, general and marketing	11,700		18,886	19,857	18,022	16,265

Management fees	5,358		13,300	9,949	8,554	5,672

Other	20,285		34,308	31,617	30,990	27,520

Total operating expenses	68,104		127,100	113,862	104,594	91,051

Operating profit	$18,772		$29,197	$30,374	$22,459	$19,899

Net income	$66,139	(2)	$16,831	$17,933	$9,691	$6,978

Net income per Unit	$487.75		$124.12	$132.25	$71.47	$51.46

Total assets	$109,272		$295,834	$285,661	$269,785	$263,148

Long-term obligations, net of current portion	$40,322		$166,049	$165,050	$162,989	$157,880

Deferred incentive management fees	$7,447		$29,532	$25,618	$22,281	$19,425

Distributions paid per Unit	$690.94		$95.00	$95.00	$95.00	$—

(1)	Includes St. Francis results through the sale date on April 26, 2000.
(2)	Includes $52,606 gain on the St. Francis sale.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

      The Hotel’s primary market focus is on business travelers, conventions and other groups. The Hotel’s business activities generally follow national economic trends. The level of tourist business is influenced by the general global economic environment and political climate and, to a lesser extent, by the strength of the U.S. dollar in relation to foreign currencies. Due to the anticipated economic slowdown, the Chicago hotel industry is not expected to experience significant growth in 2001. The Michigan Avenue continues to experience seasonal trends, with the lowest occupancy levels occurring during the first quarter, followed by higher occupancies during the last three quarters of the year.

Results of Operations

      This section analyzes significant fluctuations in items affecting the consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998. Due to the sale of the St. Francis in April 2000, only the Michigan Avenue’s results of operations will be analyzed in detail for the year ended December 31, 2000 as compared to 1999. The consolidated Partnership results will be analyzed for the year ended December 31, 1999 as compared to 1998.

2000 Compared with 1999

      The Partnership. The Partnership’s operating revenues and operating profit of $86.9 million and $18.8 million, respectively, for the year ended December 31, 2000 decreased $69.4 million and $10.4 million, respectively, over the year ended December 31, 1999 due to the sale of the St. Francis in April 2000, offset by the increases in the Michigan Avenue’s operating revenue and operating profit discussed below. Net income increased $49.3 million due primarily to the $52.6 million gain on the sale of the St. Francis.

      The Michigan Avenue. Due to the sale of the St. Francis on April 26, 2000, the results of operations and key statistics presented and discussed below are for the Michigan Avenue only.

	Year Ended December 31,

	2000	1999

REVPAR (revenue per available room)	$126.87	$113.70

Operating profit as a percentage of revenues:

Rooms	76.71%	76.87%

Food and beverage	19.78%	15.18%

EBITDA (in thousands)(1)	$16,299	$11,539

(1)	EBITDA represents net earnings before interest expense, income tax expense, depreciation and amortization and minority interests. The General Partner considers EBITDA to be a measure of the Partnership’s operating performance due to the significance of the Partnership’s long-lived assets and because such data can be used to measure the Partnership’s ability to service debt, fund capital expenditures and pay cash distributions. EBITDA is not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States and such information should not be considered as an alternative to net income, cash flow from operations or any other performance measure prescribed by accounting principles generally accepted in the United States.

     The Michigan Avenue had net income of $6.5 million for the year ended December 31, 2000, a 25.0% or $1.3 million increase from 1999. EBITDA for the year of $16.3 million represents a 41.3% increase over 1999.

      The Michigan Avenue’s rooms revenues for the year ended December 31, 2000 were $34.9 million, which represents an 11.9% or $3.7 million increase over the prior year. REVPAR for 2000 reached $126.87, an 11.6% increase over 1999. This REVPAR increase was due to increases in average room rates in all segments due to completion of the room renovations in the second quarter of 2000 and increased transient demand. The Michigan Avenue reported an increase in average room rate of 12.0% to $174.66, and its occupancy rate decreased 0.3 percentage points to 72.6% due primarily to the cancellation of one airline contract. The Michigan Avenue’s rooms department profit percentage for 2000 remained relatively consistent with the previous year due to the increase in average daily room rate which is offset by a slight decrease in occupancy percentage and increased room costs.

      The Michigan Avenue’s food and beverage revenues of $9.1 million for 2000 represent a $1.0 million or 9.9% decrease compared to 1999. This decrease is due primarily to the transfer of the Grill on the Alley’s restaurant operations to a third party in June 2000 under an operating lease. The Hotel reports restaurant lease revenues in other operating department revenues. The Michigan Avenue’s food and beverage department profit for 2000 increased 4.6 percentage points to 19.78% from 1999, primarily as a result of the lease of the restaurant operations discussed above.

      Other operating departments had revenues of $4.4 million for the year ended December 31, 2000, a $0.1 million increase over 1999, primarily resulting from additional rental revenue discussed above.

      The Michigan Avenue’s operating expenses for 2000 increased 1.8% to $39.3 million. The most significant operating expense increases were due to greater depreciation due to the renovations discussed in Item 2, “Property — Capital Improvements,” and an increase in management fees. Management fees increased 18.2% over 1999 to $1.9 million due to improved Partnership Net Operating Cash Flow, as defined in the Partnership Agreement.

1999 Compared with 1998

      The table below represents key statistics for the Partnership:

	Year Ended December 31,

	1999	1998

REVPAR	$138.15	$132.84

Operating profit as a percentage of revenues:

Rooms	74.1%	73.1%

Food and beverage	22.3%	27.9%

EBITDA (in thousands)	$42,458	$41,850

      The Partnership had consolidated net income of $16.8 million for the year ended December 31, 1999, a 6.1% or $1.1 million decrease from 1998. EBITDA for the year of $42.5 million represents a 1.5% increase over 1998.

      Consolidated rooms revenues for the year ended December 31, 1999 were $98.0 million, which represents a 3.4% or $3.2 million increase over the prior year. Consolidated REVPAR for 1999 reached $138.15, a 4.0% increase over 1998. The St. Francis’ REVPAR increase of 5.9% to $153.55 and the Michigan Avenue’s REVPAR increase of 0.2% to $113.70 were due to increases in average room rates in all segments. At the St. Francis, the average room rate for 1999 increased 5.7% to $184.98 and the occupancy rate increased 0.2 percentage points from the prior year to 83.0%. The Michigan Avenue reported a decrease in average room rate of 2.5% to $155.90, and its occupancy rate increased 2.0 percentage points to 72.9% due primarily to an increase in the group segment. Consolidated rooms department profit for 1999 increased 1.0 percentage point to 74.1% from the prior year. This improvement was attributable primarily to the REVPAR growth previously noted.

      Consolidated food and beverage revenues of $45.3 million for 1999 represent a $7.9 million or 21.2% increase compared to 1998. The St. Francis reported an increase in food and beverage revenues of 27.7% or $7.6 million over 1998 due to strong banquet revenues and the addition of banquet space. The Michigan Avenue’s food and beverage revenues for 1999 increased 3.1% to $10.1 million. This increase is due primarily to an increase in restaurant revenues. The consolidated food and beverage department profit for 1999 decreased 5.6 percentage points to 22.3% from 1998, primarily as a result of a decrease in the Michigan Avenue’s food and beverage department profit of $1.2 million. The decrease at the Michigan Avenue was due primarily to a decrease in banquet revenues and an increase in food and beverage costs. The St. Francis’ food and beverage department profit increased 11.1% in 1999, primarily as a result of an increase in banquet business.

      Other operating departments had consolidated revenues of $13.0 million for the year ended December 31, 1999, a $0.9 million increase over 1998, primarily resulting from increases in telecommunication revenues.

      Consolidated operating expenses for 1999 increased 11.6% to $127.1 million. The most significant operating expense increases, other than food and beverage expenses, were due to greater depreciation from capital additions and an increase in management fees. Management fees increased 33.7% to $13.3 million over 1998 due to improved Partnership Net Operating Cash Flow, as defined in the Partnership Agreement.

Liquidity and Capital Resources

      As of December 31, 2000, the Partnership had cash and cash equivalents of approximately $30.0 million, a $9.6 million decrease from December 31, 1999. This decrease is primarily due to distributions paid to the Unitholders, repayment of long-term obligations and capital purchases. During 2000, total net cash provided by operating activities was $0.4 million.

      In 2000, a total of $11.6 million was deposited into the Furniture, Fixture and Equipment (“FF&E”) Reserve Accounts as required by the Restructuring Agreement. The beginning balance, the deposits, plus interest of $0.3 million, less $14.8 million to fund a portion of the capital expenditures in 2000, is included in restricted cash in the accompanying consolidated balance sheets. In 2000, a total of $3.6 million was deposited into the Tax Escrow Accounts for payment of real and personal property taxes as required by the Restructuring Agreement. The beginning balance, the deposits, plus interest of $0.2 million, less payments of $3.5 million for real and personal property taxes, is restricted and included in cash and cash equivalents in the accompanying consolidated balance sheets.

      A total of $18.4 million was spent for capital improvements in 2000 for both Hotels (the St. Francis improvements prior to sale on April 26, 2000). The Michigan Avenue spent $15.5 million for capital improvements in 2000. Of this amount, $12.4 million was spent on the renovation of the main building rooms; $1.9 million on the renovation of food and beverage facilities; and the remaining $1.2 million on various other projects, such as computer equipment modernization, engineering equipment upgrades and the conversion of an unused health club into office space.

      Expenditures in 2001 are expected to total approximately $2.3 million. Approximately $0.8 million is expected to be spent on guest room renovations, $0.7 million for renovation of the ballrooms, $0.5 million for engineering and computer enhancements and $0.3 million for food and beverage equipment. All capital projects are subject to approval by the Lender and the General Partner.

      The Michigan Avenue mortgage loan, as restructured, provides for scheduled principal and interest payments of $3.1 million in 2001.

      Cash distributions to Unitholders for 1998 and 1999 amounted to $95.00 per Unit per year and were paid in quarterly installments of $23.75 per Unit. The 2000 distribution amounted to $690.94 and was paid as follows: $23.75, $630.00, $23.75, $6.72 and $6.72 on March 14, May 24, June 14, September 14 and December 14, respectively. The $630.00 distribution reflects the payout of the net cash proceeds received from the St. Francis sale in accordance with the terms of the Partnership Agreement.

      At this time, the General Partner anticipates that the cash on hand and cash flow from operations will provide adequate funding for payments on the remaining mortgage loan and 2001 capital expenditures. In addition, barring any unforeseen adverse occurrence, the General Partner anticipates that the Partnership will be in a position to continue regular distributions to the limited partners at an annual level of $26.88 per Unit in 2001. Future distributions will be based on available Net Cash Flow and are dependent upon the Net Cash Flow generated by the Hotel and the adequacy of cash reserves. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership Agreement and will be distributed to the limited partners within 75 days of the end of the quarter.

      The Partnership Agreement requires that the General Partner use its best efforts to sell or refinance the Hotels by the end of 2001. On April 26, 2000, after obtaining the approval of a majority of the limited partners, the General Partner sold the St. Francis to a third party. On February 14, 2001, the Partnership retained Jones Lang LaSalle Hotels to market the Michigan Avenue for sale. Marketing of the property is expected to commence shortly. The ultimate sale of the property is subject to the customary conditions and the consent of the majority of the limited partners of the Partnership.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

      The Partnership is exposed to market risk on its financial instruments from changes in interest rates. The Partnership does not use financial instruments for trading or speculative purposes or to manage interest rate risk. Increases in market interest rates would not have a substantial adverse effect on profitability.

      The Partnership’s financial instruments consist primarily of variable rate notes and fixed rate debt. The Partnership’s debt at December 31, 2000 consisted of notes payable to the General Partner and a mortgage loan.

Item 8.  Financial Statements and Supplementary Data.

      The following documents are filed as part of this report:

      Financial statement schedules are omitted for the reason that they are not required, are insignificant or because the required information is shown in the consolidated financial statements or notes thereto.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Westin Hotels Limited Partnership:

      We have audited the accompanying consolidated balance sheets of the Westin Hotels Limited Partnership and subsidiaries (the “Partnership”) (a Delaware limited partnership) as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Phoenix, Arizona

March 2, 2001

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(In thousands, except Units)

	December 31,	December 31,
	2000	1999

ASSETS

Current assets:

Cash and cash equivalents, including restricted cash of $4,009 and $3,716	$29,996	$39,625

Accounts receivable, net of allowance for doubtful accounts of $128 and $283	3,264	8,840

Inventories	316	748

Prepaid expenses and other current assets	293	1,971

Total current assets	33,869	51,184

Property and equipment, at cost:

Buildings and improvements	54,538	54,508

Furniture, fixtures and equipment	58,528	41,423

Expendable supplies	555	555

	113,621	96,486

Less accumulated depreciation	49,910	42,688

	63,711	53,798

Construction in progress	—	1,596

Land	8,835	8,835

Land, property and equipment, net	72,546	64,229

Other assets, including restricted cash of $2,339 and $5,185	2,857	5,990

Assets held for sale	—	174,431

	$109,272	$295,834

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Current liabilities:

Current maturities of long-term obligations	$549	$2,218
Accounts payable —

Trade and other	333	1,823

General Partner and affiliates	2,664	4,845

Total accounts payable	2,997	6,668

Accrued expenses	6,525	11,336

Other current liabilities	386	1,623

Total current liabilities	10,457	21,845

Long-term obligations	31,224	125,904

Long-term obligation to General Partner	9,098	40,145

Deferred incentive management fees payable to General Partner	7,447	29,532

Total liabilities	58,226	217,426

Minority interests	4,409	4,218

Commitments and contingencies

Partners’ capital (deficit):

General Partner	(131)	(2,926)

Limited Partners (135,600 Units issued and outstanding)	46,768	77,116

Total Partners’ capital	46,637	74,190

	$109,272	$295,834

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except Unit data)

	Year Ended December 31,

	2000	1999	1998

Operating revenues:

Rooms	$58,232	$97,973	$94,724

Food and beverage	20,771	45,277	37,354

Other operating departments	7,873	13,047	12,158

Total operating revenues	86,876	156,297	144,236

Operating expenses:

Rooms	14,652	25,417	25,493

Food and beverage	16,109	35,189	26,946

Other operating departments	2,177	3,902	3,407

Administrative and general	6,290	9,363	9,600

Related party management fees	5,358	13,300	9,949

Advertising and business promotion	5,410	9,523	10,257

Property maintenance and energy	4,848	8,776	8,733

Local taxes and insurance	5,677	9,344	8,470

Rent	361	607	817

Depreciation	7,222	11,679	10,190

Total operating expenses	68,104	127,100	113,862

Operating profit	18,772	29,197	30,374

Other income (expense):

Interest income	1,882	1,582	1,286

Interest expense	(6,930)	(13,711)	(13,479)

Gain on sale of the St. Francis	52,606	—	—

Net other income (expense)	47,558	(12,129)	(12,193)

Income before minority interests	66,330	17,068	18,181

Minority interests in net income	(191)	(237)	(248)

Net income	$66,139	$16,831	$17,933

Net income per Unit	$487.75	$124.12	$132.25

Units outstanding	135,600	135,600	135,600

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

(In thousands)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 1997	$(2,307)	$67,497	$65,190

Cash distributions	—	(12,882)	(12,882)

Net income (loss)	(256)	18,189	17,933

Balance at December 31, 1998	(2,563)	72,804	70,241

Cash distributions	—	(12,882)	(12,882)

Net income (loss)	(363)	17,194	16,831

Balance at December 31, 1999	(2,926)	77,116	74,190

Cash distributions	—	(93,692)	(93,692)

Net income	2,795	63,344	66,139

Balance at December 31, 2000	$(131)	$46,768	$46,637

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2000	1999	1998

Operating Activities

Net income	$66,139	$16,831	$17,933

Adjustments to reconcile net income to net cash provided by operating activities:

Gain on sale of the St. Francis	(52,606)	—	—

Depreciation	7,222	11,679	10,190

Amortization of deferred loan fees	38	58	42

Interest expense on long-term obligation to General Partner	1,862	3,217	3,119

Minority interests in net income	191	237	248

Increase (decrease) in cash resulting from changes in:

Accounts receivable	607	105	208

Inventories	(30)	(107)	—

Prepaid expenses and other current assets	139	(1,113)	782

Trade and other accounts payable	(180)	222	3,401

Accrued expenses and other current liabilities	804	469	1,607

Accounts payable — General Partner and affiliates	(1,686)	(1,751)	(333)

Deferred incentive management fees payable to General Partner	(22,085)	4,565	3,337

Net cash provided by operating activities	415	34,412	40,534

Investing Activities

Net proceeds from sale of the St. Francis	232,981	—	—

Additions to property and equipment	(18,437)	(11,356)	(15,175)

Decrease (increase) in restricted cash	2,846	(1,295)	4,070

Increase in other assets	(211)	(43)	(175)

Net cash provided by (used in) investing activities	217,179	(12,694)	(11,280)

Financing Activities

Cash distributions	(93,692)	(12,882)	(12,882)

Repayment of long-term obligations	(133,531)	(735)	(598)

Net cash used in financing activities	(227,223)	(13,617)	(13,480)

Net increase (decrease) in cash and cash equivalents	(9,629)	8,101	15,774

Cash and cash equivalents at beginning of year	39,625	31,524	15,750

Cash and cash equivalents at end of year	$29,996	$39,625	$31,524

Supplemental Disclosures of Cash Flow Information

Non-cash financing and investing transactions:

Equipment acquired under capital lease	$—	$—	$44

Cash paid during the year for interest	$18,701	$10,438	$10,361

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

      Basis of Presentation. The accompanying consolidated financial statements include the accounts of Westin Hotels Limited Partnership, a Delaware limited partnership (the “Partnership”), and its subsidiary limited partnerships, The Westin St. Francis Limited Partnership (the “St. Francis Partnership”) and The Westin Chicago Limited Partnership (the “Chicago Partnership”) (collectively the “Hotel Partnerships”). The St. Francis Partnership owned and operated The Westin St. Francis in downtown San Francisco, California (the “St. Francis”) through April 26, 2000, and the Chicago Partnership owns and operates The Westin Michigan Avenue, Chicago (formerly The Westin Hotel, Chicago) in downtown Chicago, Illinois (the “Michigan Avenue”) (individually a “Hotel,” collectively the “Hotels”). All significant intercompany transactions and accounts have been eliminated.

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

      Reclassifications. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

      Cash and Cash Equivalents and Restricted Cash. Cash and cash equivalents consist of short-term investments purchased with original maturities of three months or less. Restricted cash consists of amounts deposited in interest-bearing money market accounts restricted by a Partnership lender (see Note 5). The Partnership’s carrying amount approximates the fair value of cash and cash equivalents and restricted cash due to the short-term nature of these instruments.

      Inventories. Inventories, principally food and beverage, are valued at the lower of cost (first-in, first-out) or market value.

      Property and Equipment. Depreciation of property and equipment is provided on the straight-line method over the assets’ estimated useful lives as follows:

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

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the future estimated undiscounted cash flows associated with the assets to the carrying amount of these assets to determine if a write-down to market value using discounted cash flows is required.

      Revenue Recognition. The Partnership’s revenues are primarily derived from hotel operations, including the rental of rooms and food and beverage sales. Generally, revenues are recognized when the services have been rendered.

      The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” in December 1999. SAB 101 summarizes certain of the SEC staff’s views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Partnership adopted SAB 101, as amended, in the fourth quarter of 2000 and determined that it did not have a material impact on annual earnings or the timing of revenue and profit recognition between quarters during the year.

      Income Taxes. The Partnership does not record any provision for federal and state income taxes in its consolidated financial statements. All items of income, gain, loss, deduction or credit for federal and state income tax purposes are allocated to the partners of the Partnership for inclusion in their individual income tax returns. The reported amounts of the Partnership’s net assets and liabilities exceeded the related tax bases by approximately $18,274,000 and $62,562,000 at December 31, 2000 and 1999, respectively.

      Concentration of Credit Risk. Financial instruments which potentially subject the Hotel to a concentration of credit risk consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers and industries to which the Hotel’s services are sold, as well as the dispersion of customers across many geographic areas. Additionally, the Hotel performs ongoing credit evaluations of their customers’ financial condition and maintains allowances for potential credit losses.

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

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Hotel Partnerships’ profits and losses, subject to certain contractual adjustments, are generally allocated 99% to the Hotel Partnership and 1% to minority interests. Partnership profits and losses are further allocated 99% to the limited partners and 1% to the General Partner, with the exception of depreciation expense, which is allocated 92.55% to the limited partners and 7.45% to the General Partner. Because of the allocation of depreciation expense, the General Partner’s share of profits and losses since inception is a net loss, resulting in a deficit balance in the General Partner capital account. The Partnership Agreement specifies that if a deficit balance exists after liquidation of both of the Hotel Partnerships’ assets, the General Partner would be obligated to contribute cash to the Partnership equal to the lesser of (i) the deficit balance in such capital account, or (ii) 1.01% of the capital contributions of the limited partners reduced by all capital contributions of the General Partner. On April 26, 2000, in connection with the gain on sale of the St. Francis, the General Partner’s deficit balance was restored to zero, as required by the terms of the Partnership Agreement.

      Except for the following restrictions outlined in the mortgage loan restructuring agreement completed in June 1994 (hereinafter this agreement and any amendments to it are referred to as the “Restructuring Agreement”), Net Cash Flow of the Partnership, as defined in the Partnership Agreement, is distributed first to the limited partners until certain preferential distributions are achieved and then allocated to both the general partners and limited partners depending on factors related to the source of the Net Cash Flow and cash distributions as specified in the Partnership Agreement. The Restructuring Agreement permitted distributions beginning in 1997 once the Hotels had achieved certain performance levels in the three years prior to 1997. A distribution of $93,692,000, $12,882,000 and $12,882,000 was made to the limited partners in each of the years ended December 31, 2000, 1999 and 1998, respectively. The fiscal year 2000 distribution of $93,692,000 included $85,428,000 relating to the net cash proceeds from the sale of the St. Francis.

Note 3.  The St. Francis Sale

      On April 26, 2000, upon obtaining consent of a majority of the limited partners, the sale of the St. Francis was completed for gross proceeds of $243 million, resulting in a preliminary gain of $52.6 million after transaction costs. In accordance with the Partnership Agreement, $159 million of the proceeds were used to repay the St. Francis’ portion of the mortgage loans, which was secured by the St. Francis; the St. Francis portion of the subordinated note due to the General Partner; deferred incentive management fees related to the St. Francis; and costs and expenses related to the sale. The remaining proceeds of $84 million and additional Partnership cash of approximately $1.5 million were distributed to the limited partners.

      The following unaudited pro forma results reflect the sale of the St. Francis as if it had been sold at the beginning of each period presented and do not purport to present what actual results would have been had the sale, in fact, occurred at the beginning of each period presented:

	Year Ended December 31,

	2000	1999

	(In thousands, except
	per Unit amounts)

Operating revenues	$48,397	$45,537

Operating profit	8,381	6,206

Net income	6,657	4,460

Net income per Unit	49.09	32.89

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.  Accrued Expenses

      Accrued expenses include the following at December 31:

	2000	1999

	(In thousands)

Salaries, wages and other related benefits	$1,451	$3,489

Estimated property and other taxes	3,902	5,199

Other	1,172	2,648

Total	$6,525	$11,336

Note 5.  Long-Term Obligations

      Long-term obligations include the following at December 31:

	2000	1999

	(In thousands)

Mortgage loans bearing effective interest at 8.06%	$31,773	$127,400

Other	—	722

	31,773	128,122

Less current maturities	549	2,218

Total	$31,224	$125,904

Note payable to the General Partner, bearing interest at prime plus 1% (10.5% at December 31, 2000) (see Note 9)	$9,098	$40,145

      On May 27, 1997, existing mortgage loans on the Hotels were restructured pursuant to the Restructuring Agreement between The Teacher Retirement System of Texas, the Partnership, the Hotel Partnerships, St. Francis Corp. (general partner of the St. Francis Partnership), 909 Corp. (general partner of the Chicago Partnership) and Westin Realty.

      The Restructuring Agreement provided for an extension of the maturity date for each of the Hotel’s existing mortgage loans from August 31, 2001 to November 30, 2006. The interest rates on the principal balances of the original mortgage loans were reduced to 8.85% per annum from 10.0% per annum for the period from December 1, 1997 through November 30, 1998 and to 8.85% per annum from 10.25% per annum for the period from December 1, 1998 through maturity. The restructuring resulted in a decrease in the effective interest rate on the mortgage loans from 8.55% per annum to 8.06% per annum from the date of the Restructuring Agreement through maturity.

      Through November 30, 1999, the restructured loans required the payment of interest only each quarter in arrears. From December 1, 1999 to November 30, 2006, the loans require combined payments of principal and interest each quarter in arrears, in such amount necessary to repay the principal balance of each note (together with interest at the fixed interest rate) on the basis of a 25-year amortization schedule. Annual payments on the remaining Michigan Avenue mortgage loan are $3,093,000, payable quarterly through December 1, 2006, at which time the remaining outstanding principal balance plus all accrued and unpaid interest is due and payable.

      As required by the Restructuring Agreement, deposits to the Furniture, Fixture and Equipment Reserve Accounts (“FF&E Escrow Accounts”) for 2000 and 1999 totaled $11,641,000 and $8,045,000, respectively. FF&E Escrow Accounts are included in restricted cash in the accompanying balance sheets. Interest earned on the FF&E Escrow Accounts was $284,000, $224,000 and $219,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As required by the Restructuring Agreement, $3,606,000 and $3,619,000 were deposited to the Tax Escrow Accounts in 2000 and 1999, respectively. These accounts are used to pay real and personal property taxes as they become due. The Tax Escrow Accounts are included in cash and cash equivalents in the accompanying consolidated balance sheets.

      Scheduled principal payments on the mortgage loan are $549,000 in 2001, $594,000 in 2002, $644,000 in 2003, $697,000 in 2004, $755,000 in 2005 and $28,534,000 thereafter.

      For debt based on prime rates, fair value approximates carrying value due to the variable nature of interest rates. For fixed rate debt, fair value is determined based on discounted cash flows for the debt at a rate deemed reasonable for the type of debt and prevailing market conditions and, if appropriate, the length to maturity for the debt. The carrying values of the Partnership’s mortgage loan and subordinated note approximate fair values, due to the interest rates being based on prime or in line with market rates.

Note 6.  Employee Benefit Plan

      The Hotel Partnerships participate in 401(k) plans (the “Plans”), sponsored by Starwood, an affiliate of the General Partner. The Plans allow for voluntary contributions by employees that meet certain age and service requirements. Each participant may contribute on a pretax basis between 1% and 18% of his or her compensation to the Plans. The Plans also contain additional provisions for matching and/or profit sharing contributions, both of which are based on a portion of a participant’s eligible compensation. The amount of expense for matching contributions totaled $106,000 in 2000, $223,000 in 1999 and $234,000 in 1998.

Note 7.  Operating Leases

      The Hotel rents various property and equipment under operating leases. Minimum annual rental expense under the operating leases in effect at December 31, 2000 are as follows (in thousands):

2001	$162

2002	108

2003	25

      Rental expense for operating leases, including short-term leases, was $285,000, $607,000 and $817,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

      The Hotel also rents restaurant, gift shop, parking and retail space to third-party vendors under operating leases. Minimum annual rental income under the operating leases in effect at December 31, 2000 are as follows (in thousands):

2001	$891

2002	911

2003	975

2004	996

2005	906

Thereafter	3,996

      Rental income from operating leases, including contingent rental income, was $1,230,000, $761,000 and $796,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Note 8.  Commitments and Contingencies

      Because of the nature of the hotel business, the Hotel Partnerships are subject to various claims and legal actions incidental to the ordinary course of their operations, including such matters as contract and lease

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disputes and complaints alleging personal injury, property damage and employment discrimination. The General Partner believes that the outcome of any such pending claims, individually or in the aggregate, will not have a material adverse effect upon the business, financial condition or results of operations of the Partnership.

Note 9.  Related Party Transactions

      Westin Realty is responsible for the management and administration of the Partnership. In accordance with the Partnership Agreement, the Partnership reimburses Westin Realty for expenses in connection with such services, which totaled approximately $668,000 in 2000, $616,000 in 1999 and $538,000 in 1998.

      Subsidiaries of Starwood, an affiliate of the General Partner, manage the Hotels under long-term management agreements which expire in December 2026. As the managers, prior to the sale of the St. Francis on April 26, 2000, subsidiaries of Starwood receive base management fees from the Partnership. Base management fees totaled approximately $3,134,000 in 2000, $5,474,000 in 1999 and $3,350,000 in 1998. The managers also earn incentive management fees of 20% of annual Net Operating Cash Flow, as defined in the management agreement. Earned incentive management fees, including the incentive management fees earned prior to the sale of the St. Francis on April 26, 2000, totaled approximately $2,224,000 in 2000, $7,826,000 in 1999 and $6,599,000 in 1998. The portion of the 2000 incentive management fees earned attributable to the St. Francis, $1,910,000, were paid from the proceeds of the sale of the St. Francis. Incentive management fee payments are subordinate to the limited partners receiving certain preferential returns. As a result, the Michigan Avenue incentive management fees were deferred for partial payment until the first quarter of 2001. Deferred incentive management fees bear no interest and are payable from the proceeds of a sale or refinancing of the Hotel or available Net Cash Flow, as defined. Determining the fair value of the deferred incentive management fee liability is not practicable due to uncertainty as to when the liability will be paid; however, the fair value of the liability does not exceed the carrying amount.

      The Partnership paid marketing fees to Starwood and affiliates totaling approximately $1,650,000 in 2000, $2,945,000 in 1999 and $2,743,000 in 1998. Additionally, the Hotels paid approximately $6,370,000, $7,497,000 and $6,455,000 in 2000, 1999 and 1998, respectively, to the General Partner for services provided by the General Partner and in connection with certain other transactions such as property and workers’ compensation insurance, systems support, reservations and advertising.

      As disclosed in Note 5, at December 31, 2000, the note payable from Westin Realty to the Partnership totaled $9,098,000, which includes $4,098,000 of accrued interest. At December 31, 1999, the balance was $40,145,000 and included $15,145,000 of accrued interest. Interest expense on this loan was $1,862,000, $3,217,000 and $3,119,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Payments on the note are due on the fifteenth anniversary of each advance with the first payment due in June 2009. Upon the sale of the St. Francis, the portion of the loan attributable to the St. Francis ($32.9 million) was paid in full.

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.  Summarized Quarterly Financial Data (Unaudited)

      Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth	Total

	(In thousands, except per Unit amounts)

2000 Quarters

Operating revenues	$36,388	$22,930	$14,597	$12,961	$86,876

Operating profit	7,204	6,400	4,791	377	18,772

Net income	4,056	56,615	4,164	1,304	66,139

Net income per Unit	29.91	417.52	30.71	9.61	487.75

1999 Quarters

Operating revenues	34,616	40,826	38,972	41,883	156,297

Operating profit	4,422	9,328	8,736	6,711	29,197

Net income	1,195	6,204	5,683	3,749	16,831

Net income per Unit	8.81	45.75	41.91	27.65	124.12

Note 11.  Subsequent Event

      On February 14, 2001, the Partnership retained Jones Lang LaSalle Hotels to market the Michigan Avenue for sale. Marketing of the property is expected to commence shortly. The ultimate sale of the property is subject to the customary conditions and the consent of the majority of the limited partners of the Partnership.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

      The Hotel Partnerships have no directors or officers. Business policy-making functions of the Hotel Partnerships are carried out through the directors and officers of the general partners.

      Westin Realty’s directors and officers and their current positions are as follows:

Theodore W. Darnall	President, Assistant Secretary and Principal Executive Officer

Jeff S. Drew	Vice President, Treasurer, Principal Financial Officer and Director

Alan M. Schnaid	Vice President, Principal Accounting Officer and Director

Ronald C. Brown	Vice President and Director

James D. Latham	Vice President and Secretary

Joseph D. Long	Vice President

      Theodore W. Darnall, Alan M. Schnaid and Ronald C. Brown assumed their current positions in September 1998. Jeff S. Drew, James D. Latham and Joseph D. Long assumed their current positions in May 2000, June 2000 and July 1999, respectively.

      Theodore W. Darnall currently serves as the President, Assistant Secretary and Principal Executive Officer. Since March 1998, Mr. Darnall has been the Executive Vice President, Hotel Operations, North America, of Starwood, a hotel operating company. From April 1996 to March 1998, he served as the Executive Vice President and Chief Operating Officer of Starwood. Prior to joining Starwood, he served as the Senior Vice President, Operations, of Interstate Hotel Company from August 1995 to April 1996.

      Jeff S. Drew currently serves as a Vice President, Treasurer, Principal Financial Officer and Director. Mr. Drew is the Vice President of Finance and Treasurer of Starwood. Mr. Drew has been with Starwood since November 1998. Prior to joining Starwood, he served as President of Gulfstream Communications, a private media company, from August 1994 to November 1998 and was Director, Corporate Finance, at The Walt Disney Company, a media company, prior to 1994.

      Alan M. Schnaid currently serves as a Vice President, Principal Accounting Officer and Director. Mr. Schnaid is the Senior Vice President and Corporate Controller of Starwood. Mr. Schnaid has been with Starwood since August 1994 and has served as Assistant Corporate Controller and Vice President and Corporate Controller.

      Ronald C. Brown currently serves as a Vice President and Director. Mr. Brown has been Executive Vice President and Chief Financial Officer of Starwood since March 1998 and was Senior Vice President and Chief Financial Officer of the Trust from July 1995 through March 1998. Mr. Brown was President of Sonoran Hotel Advisors, L.L.C., a hotel REIT advisory firm, from August 1994 to July 1995.

      James D. Latham currently serves as a Vice President and Secretary. Mr. Latham is the Senior Vice President, Associate General Counsel and Associate Secretary of Starwood. Mr. Latham has been with Starwood since February 1998. Prior to joining the Corporation, Mr. Latham was a member of the ITT Sheraton Legal Department for over 25 years.

      Joseph D. Long currently serves as a Vice President. Mr. Long is the Senior Vice President, Acquisitions and Development, of Starwood. Mr. Long has been with Starwood since August 1996. Prior to joining Starwood, he was with LaSalle Partners as a Vice President from July 1993 to August 1996.

      The following persons are directors and/or officers of the general partners of both Hotel Partnerships as indicated:

Theodore W. Darnall	President, Assistant Secretary and Principal Executive Officer

Jeff S. Drew	Vice President, Treasurer, Principal Financial Officer and Director

Alan M. Schnaid	Vice President, Principal Accounting Officer and Director

Ronald C. Brown	Vice President and Director

James D. Latham	Vice President and Secretary

Joseph D. Long	Vice President

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      As of the date of this filing, Kalmia Investors, LLC (“Kalmia”) owned 8.9% of the total number of Units of record. There are no pending Unit transfers to Kalmia as of the date of this filing.

Item 13.  Certain Relationships and Related Transactions.

      Theodore W. Darnall, Jeff S. Drew, Alan M. Schnaid, Ronald C. Brown, James D. Latham and Joseph D. Long serve as officers and/or directors of Westin Realty and as principal officers of Starwood. The Partnership has engaged various subsidiaries of Starwood to provide services to the Hotels. See Note 9 of the Notes to Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data.”

PART IV

Item 14.  Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K.

(a) 1.  Financial Statements.

      The following documents are filed as part of this report:

(a) 2.  Financial Statement Schedules.

      Financial statement schedules are omitted for the reason that they are not required, are insignificant or because the required information is shown in the consolidated financial statements or notes thereto.

(a) 3.  Exhibits.

4.	Instruments defining the rights of security holders.
	4.1	Amended and Restated Agreement of Limited Partnership of Westin Hotels Limited Partnership.(1)
	4.2	Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership.(1)
	4.3	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership. (3)
	4.4	Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(1)
	4.5	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(3)

10.	Material contracts.
	10.1	Restructuring Agreement dated as of June 2, 1994.(3)
	10.2	Second Restructuring Agreement dated as of May 27, 1997. (4)
	10.3	Amended and Restated Management Agreements between The Westin St. Francis Limited Partnership and Westin Hotel Company, and between The Westin Chicago Limited Partnership and Westin Hotel Company, for property management services. (2)
	10.4	First Amendments to Amended and Restated Management Agreements of The Westin St. Francis Limited Partnership and of The Westin Chicago Limited Partnership.(3)
	10.5	Assignment and Assumption of Agreements between Westin Hotel Company and St. Francis Hotel Corporation.(6)
	10.6	Assignment and Assumption of Agreements between Westin Hotel Company and North Michigan Avenue Corporation.(6)
	10.7	Contribution Agreement between St. Francis Hotel Corporation and The Westin St. Francis Limited Partnership, and between 909 North Michigan Avenue Corporation and The Westin Chicago Limited Partnership, for contribution of Hotel assets and the transfer of limited partnership interests. (2)
	10.8	Promissory Note of St. Francis Hotel Corporation dated August 21, 1986 to Teacher Retirement System of Texas.(1)
	10.9	First Amendment to Promissory Note of St. Francis Hotel Corporation dated as of June 2, 1994.(3)
	10.10	Second Amendment to Promissory Note of St. Francis Hotel Corporation dated as of May 27, 1997.(5)
	10.11	Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated August 21, 1986 respecting The Westin St. Francis.(1)
	10.12	First Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated as of June 2, 1994.(3)
	10.13	Second Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing (With Assignment of Rents and Leases) dated as of May 27, 1997.(5)
	10.14	Promissory Note of 909 North Michigan Avenue Corporation dated August 21, 1986 to Teacher Retirement System of Texas.(1)

10.15	First Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of June 2, 1994.(3)
10.16	Second Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of May 27, 1997.(5)
10.17	Mortgage and Security Agreement dated August 21, 1986 for The Westin Hotel, Chicago.(1)
10.18	First Amendment to Mortgage and Security Agreement dated as of June 2, 1994.(3)
10.19	Second Amendment to Mortgage and Security Agreement dated as of May 27, 1997.(5)
10.20	St. Francis FF&E Escrow Agreement dated as of June 2, 1994.(3)
10.21	Chicago FF&E Escrow Agreement dated as of June 2, 1994. (3)
10.22	Promissory Note dated June 2, 1994 in favor of Westin Realty Corp. by Westin Hotels Limited Partnership.(3)
10.23	Loan Agreement dated as of June 2, 1994 between Westin Hotels Limited Partnership and Westin Realty Corp.(3)
10.24	Second Amendment to Amended and Restated Management Agreement of The Westin St. Francis Limited Partnership. (7)
10.25	Second Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(7)
10.26	Purchase and Sale Agreement, dated January 18, 2000, between The Westin St. Francis Limited Partnership and BRE/St. Francis L.L.C.(8)

(1)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.3, 10.4, 10.5 and 10.6, respectively, to the Partnership’s 1986 Annual Report on Form 10-K.

(2)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Partnership’s Registration Statement on Form S-11 (No. 33-3918).

(3)	Incorporated by reference to Exhibits 4.3, 4.5, 10.1, 10.3, 10.6, 10.8, 10.10, 10.12, 10.13, 10.14, 10.15 and 10.16, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.

(4)	Incorporated by reference to Exhibit 10. to the Partnership’s Current Report on Form 8-K dated May 27, 1997.

(5)	Incorporated by reference to Exhibits 10.8, 10.11, 10.14 and 10.17, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

(6)	Incorporated by reference to Exhibits 10.5 and 10.6, respectively, to the Partnership’s 1997 Annual Report on Form 10-K.

(7)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(8)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated January 18, 2000.

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the fourth quarter of 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2001.

WESTIN HOTELS LIMITED PARTNERSHIP
(a Delaware limited partnership)

By:	WESTIN REALTY CORP., Its sole General Partner

By:	/s/ ALAN M. SCHNAID

Alan M. Schnaid
Vice President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THEODORE W. DARNALL Theodore W. Darnall	President, Assistant Secretary and Principal Executive Officer	March 26, 2001

/s/ JEFF S. DREW Jeff S. Drew	Vice President, Treasurer, Principal Financial Officer and Director	March 26, 2001

/s/ ALAN M. SCHNAID Alan M. Schnaid	Vice President, Principal Accounting Officer and Director	March 26, 2001

/s/ RONALD C. BROWN Ronald C. Brown	Vice President and Director	March 26, 2001

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2001.

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

Alan M. Schnaid
Vice President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THEODORE W. DARNALL Theodore W. Darnall	President, Assistant Secretary and Principal Executive Officer	March 26, 2001

/s/ JEFF S. DREW Jeff S. Drew	Vice President, Treasurer, Principal Financial Officer and Director	March 26, 2001

/s/ ALAN M. SCHNAID Alan M. Schnaid	Vice President, Principal Accounting Officer and Director	March 26, 2001

/s/ RONALD C. BROWN Ronald C. Brown	Vice President and Director	March 26, 2001

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2001.

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

Vice President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THEODORE W. DARNALL Theodore W. Darnall	President, Assistant Secretary and Principal Executive Officer	March 26, 2001

/s/ JEFF S. DREW Jeff S. Drew	Vice President, Treasurer, Principal Financial Officer and Director	March 26, 2001

/s/ ALAN M. SCHNAID Alan M. Schnaid	Vice President, Principal Accounting Officer and Director	March 26, 2001

/s/ RONALD C. BROWN Ronald C. Brown	Vice President and Director	March 26, 2001

EXHIBIT INDEX

Exhibit
Number		Description

4.	Instruments defining the rights of security holders.
	4.1	Amended and Restated Agreement of Limited Partnership of Westin Hotels Limited Partnership.(1)
	4.2	Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership.(1)
	4.3	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership. (3)
	4.4	Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(1)
	4.5	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(3)

10.	Material contracts.
	10.1	Restructuring Agreement dated as of June 2, 1994.(3)
	10.2	Second Restructuring Agreement dated as of May 27, 1997. (4)
	10.3	Amended and Restated Management Agreements between The Westin St. Francis Limited Partnership and Westin Hotel Company, and between The Westin Chicago Limited Partnership and Westin Hotel Company, for property management services. (2)
	10.4	First Amendments to Amended and Restated Management Agreements of The Westin St. Francis Limited Partnership and of The Westin Chicago Limited Partnership.(3)
	10.5	Assignment and Assumption of Agreements between Westin Hotel Company and St. Francis Hotel Corporation.(6)
	10.6	Assignment and Assumption of Agreements between Westin Hotel Company and North Michigan Avenue Corporation.(6)
	10.7	Contribution Agreement between St. Francis Hotel Corporation and The Westin St. Francis Limited Partnership, and between 909 North Michigan Avenue Corporation and The Westin Chicago Limited Partnership, for contribution of Hotel assets and the transfer of limited partnership interests. (2)
	10.8	Promissory Note of St. Francis Hotel Corporation dated August 21, 1986 to Teacher Retirement System of Texas.(1)
	10.9	First Amendment to Promissory Note of St. Francis Hotel Corporation dated as of June 2, 1994.(3)
	10.10	Second Amendment to Promissory Note of St. Francis Hotel Corporation dated as of May 27, 1997.(5)
	10.11	Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated August 21, 1986 respecting The Westin St. Francis.(1)
	10.12	First Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated as of June 2, 1994.(3)
	10.13	Second Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing (With Assignment of Rents and Leases) dated as of May 27, 1997.(5)

Exhibit
Number	Description

10.14	Promissory Note of 909 North Michigan Avenue Corporation dated August 21, 1986 to Teacher Retirement System of Texas.(1)
10.15	First Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of June 2, 1994.(3)
10.16	Second Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of May 27, 1997.(5)
10.17	Mortgage and Security Agreement dated August 21, 1986 for The Westin Hotel, Chicago.(1)
10.18	First Amendment to Mortgage and Security Agreement dated as of June 2, 1994.(3)
10.19	Second Amendment to Mortgage and Security Agreement dated as of May 27, 1997.(5)
10.20	St. Francis FF&E Escrow Agreement dated as of June 2, 1994.(3)
10.21	Chicago FF&E Escrow Agreement dated as of June 2, 1994. (3)
10.22	Promissory Note dated June 2, 1994 in favor of Westin Realty Corp. by Westin Hotels Limited Partnership.(3)
10.23	Loan Agreement dated as of June 2, 1994 between Westin Hotels Limited Partnership and Westin Realty Corp.(3)
10.24	Second Amendment to Amended and Restated Management Agreement of The Westin St. Francis Limited Partnership. (7)
10.25	Second Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(7)
10.26	Purchase and Sale Agreement, dated January 18, 2000, between The Westin St. Francis Limited Partnership and BRE/St. Francis L.L.C.(8)

(1)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.3, 10.4, 10.5 and 10.6, respectively, to the Partnership’s 1986 Annual Report on Form 10-K.

(2)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Partnership’s Registration Statement on Form S-11 (No. 33-3918).

(3)	Incorporated by reference to Exhibits 4.3, 4.5, 10.1, 10.3, 10.6, 10.8, 10.10, 10.12, 10.13, 10.14, 10.15 and 10.16, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.

(4)	Incorporated by reference to Exhibit 10. to the Partnership’s Current Report on Form 8-K dated May 27, 1997.

(5)	Incorporated by reference to Exhibits 10.8, 10.11, 10.14 and 10.17, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

(6)	Incorporated by reference to Exhibits 10.5 and 10.6, respectively, to the Partnership’s 1997 Annual Report on Form 10-K.

(7)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(8)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated January 18, 2000.