Form 10-Q
period 2001-03-31
WESTIN HOTELS LTD PARTNERSHIP
filed 2001-05-14
CIK 790549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001

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

      Indicate the number of shares (Units) outstanding of each of the issuer’s classes of common stock (Units), as of the latest practicable date:

135,600 limited partnership Units issued and outstanding

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets	2

	Consolidated Statements of Operations	3

	Consolidated Statement of Partners’ Capital (Deficit)	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

PART II.	OTHER INFORMATION

Item 5.	Other Information	9

Item 6.	Exhibits and Reports on Form 8-K	10

PART I.  FINANCIAL INFORMATION

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(In thousands, except Unit data)

	March 31,	December 31,
	2001	2000

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents, including restricted cash of $5,841 and $4,009	$25,884	$29,996

Accounts receivable, net of allowance for doubtful accounts of $118 and $128	2,314	3,264

Inventories	319	316

Prepaid expenses and other current assets	334	293

Total current assets	28,851	33,869

Property and equipment, at cost:

Buildings and improvements	54,538	54,538

Furniture, fixtures and equipment	58,701	58,528

Expendable supplies	555	555

	113,794	113,621

Less accumulated depreciation	51,932	49,910

	61,862	63,711

Land	8,835	8,835

Land, property and equipment, net	70,697	72,546

Other assets, including restricted cash of $3,751 and $2,339	4,255	2,857

	$103,803	$109,272

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Current liabilities:
Accounts payable —

Trade and other	$214	$333

General Partner and affiliates	589	2,664

Total accounts payable	803	2,997

Current maturities of long-term obligations	560	549

Accrued expenses	5,281	6,525

Other current liabilities	494	386

Total current liabilities	7,138	10,457

Long-term obligations	31,079	31,224

Long-term obligation to General Partner	9,313	9,098

Deferred incentive management fees payable to General Partner	8,396	7,447

Total liabilities	55,926	58,226

Minority interests	4,397	4,409

Commitments and contingencies

Partners’ capital (deficit):

General Partner	(229)	(131)

Limited Partners (135,600 Units issued and outstanding)	43,709	46,768

Total Partners’ capital	43,480	46,637

	$103,803	$109,272

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except Unit and per Unit data)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2000

Operating revenues:

Rooms	$5,574	$22,318

Food and beverage	1,136	10,604

Other operating departments	940	3,466

Total operating revenues	7,650	36,388

Operating expenses:

Rooms	1,665	6,618

Food and beverage	1,230	8,396

Other operating departments	159	1,178

Administrative and general	845	2,313

Related party management fees	887	2,898

Advertising and business promotion	665	2,029

Property maintenance and energy	731	2,126

Local taxes and insurance	1,127	2,322

Rent	58	130

Depreciation	2,022	1,174

Total operating expenses	9,389	29,184

Operating profit (loss)	(1,739)	7,204

Other income (expense):

Interest income	337	475

Interest expense	(856)	(3,563)

Net other expense	(519)	(3,088)

Income (loss) before minority interests	(2,258)	4,116

Minority interests in net income (loss)	12	(60)

Net income (loss)	$(2,246)	$4,056

Net income (loss) per Unit (135,600 Units issued and outstanding)	$(16.56)	$29.91

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)
(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 2000	$(131)	$46,768	$46,637

Cash distributions to Limited Partners	—	(911)	(911)

Net loss	(98)	(2,148)	(2,246)

Balance at March 31, 2001	$(229)	$43,709	$43,480

The accompanying notes are an integral part of this consolidated financial statement.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2000

Operating Activities

Net income (loss)	$(2,246)	$4,056

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation	2,022	1,174

Amortization of deferred loan fees	2	15

Interest expense on long-term obligation to General Partner	215	973

Minority interests in net income (loss)	(12)	60

Increase (decrease) in cash resulting from changes in:

Accounts receivable	950	(3,377)

Inventories	(3)	37

Prepaid expenses and other current assets	(41)	72

Trade and other accounts payable	(119)	259

Accounts payable — General Partner and affiliates	(2,075)	(2,234)

Accrued expenses and other current liabilities	(1,136)	240

Deferred incentive management fees payable to General Partner	949	(2,196)

Net cash used in operating activities	(1,494)	(921)

Investing Activities

Additions to property and equipment	(173)	(10,644)

Increase in restricted cash	(1,412)	(2,168)

Decrease (increase) in other assets	12	(117)

Net cash used in investing activities	(1,573)	(12,929)

Financing Activities

Cash distributions	(911)	(3,220)

Repayment of long-term obligations	(134)	(485)

Net cash used in financing activities	(1,045)	(3,705)

Net decrease in cash and cash equivalents	(4,112)	(17,555)

Cash and cash equivalents at beginning of year	29,996	39,625

Cash and cash equivalents at end of year	$25,884	$22,070

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for interest	$640	$2,575

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

      The consolidated financial statements and related information for the periods ended March 31, 2001 and March 31, 2000 are unaudited. In the opinion of the general partner of the Partnership (“General Partner”), all adjustments necessary for a fair statement of the results of these interim periods have been included. All such interim adjustments are of a normal recurring nature. The results of operations for the periods ended March 31, 2001 and March 31, 2000 should not be regarded as indicative of the results that may be expected for the full fiscal year ending December 31, 2001.

Note 2. The St. Francis Sale

      On April 26, 2000, upon obtaining consent of a majority of the limited partners, the sale of the St. Francis was completed for gross proceeds of $243 million, resulting in a preliminary gain of $52.6 million after transaction costs. In accordance with the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), $159 million of the proceeds were used to repay the St. Francis’ portion of the mortgage loans, which was secured by the St. Francis; the St. Francis portion of the subordinated note due to the General Partner; deferred incentive management fees related to the St. Francis; and costs and expenses related to the sale. The remaining proceeds of $84 million and additional Partnership cash of approximately $1.5 million were distributed to the limited partners.

      The following unaudited pro forma results reflect the sale of the St. Francis as if it had been sold at the beginning of the period presented and do not purport to present what actual results would have been had the sale, in fact, occurred on January 1, 2000 (in thousands, except per Unit amounts):

Three Months
Ended
March 31, 2000

Operating revenues	$6,228

Operating loss	(1,410)

Net loss	(1,770)

Net loss per Unit	(13.05)

Note 3.  Further Information

      Reference is made to “Notes to Consolidated Financial Statements” contained in the Partnership’s Form 10-K filed for the year ended December 31, 2000 for information regarding significant accounting policies, Partnership organization, the sale of the St. Francis, accrued expenses, long-term obligations, the employee benefit plan, operating leases, commitments and contingencies and related party transactions. The consolidated financial statements should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      Certain statements contained in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, but are not limited to, statements relating to the Partnership’s objectives, strategies and plans, and all statements (other than statements of historical fact) that address actions, events or circumstances that the Partnership or its management expects, believes or intends will occur in the future. All such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements, including, without limitation, the availability of capital for renovations; competition within the lodging industry; the seasonality of the hotel business; general real estate and economic conditions; and the other risks and uncertainties set forth in the annual, quarterly and current reports of the Partnership. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

General

      The Michigan Avenue’s primary market focus is on business travelers, conventions and other groups. The Hotel’s business activities generally follow national economic trends. The level of tourist business is influenced by the general global economic environment and political climate and, to a lesser extent, by the strength of the U.S. dollar in relation to foreign currencies. The Michigan Avenue continues to experience seasonal trends, with the lowest occupancy levels occurring during the first quarter, followed by higher occupancies during the last three quarters of the year.

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

      In February 2001, the Partnership retained Jones Lang LaSalle Hotels to market the Michigan Avenue for sale. In April 2001, formal marketing materials were completed and distributed to potential buyers. The ultimate sale of the property is subject to the consent of the majority of the limited partners of the Partnership.

Results of Operations

      Three Months Ended March 31, 2001 Compared with Three Months Ended March 31, 2000. Due to the sale of the St. Francis on April 26, 2000, the results of operations and key statistics presented and discussed below are for the Michigan Avenue only and do not include the costs related to Partnership administration.

	Three Months Ended
	March 31,

	2001	2000

REVPAR (revenue per available room)	$82.47	$59.43

Operating profit (loss) as a percentage of revenues:

Rooms	70.13%	63.37%

Food and beverage	(8.27)%	(6.02)%

EBITDA (in thousands)(1)	$468	$(15)

(1)	EBITDA represents net earnings before interest expense, income tax expense, depreciation and amortization. The General Partner considers EBITDA to be a measure of the Partnership’s operating performance due to the significance of the Partnership’s long-lived assets and because such data can be used to measure the Partnership’s ability to service debt, fund capital expenditures and pay cash distributions. EBITDA is not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States and such information should not be considered as an alternative to net income, cash flow from operations or any other performance measure prescribed by accounting principles generally accepted in the United States.

     The Michigan Avenue had a net loss of $2.2 million for the three months ended March 31, 2001, a 19.3% or $356,000 increase in the loss over the same period of 2000. EBITDA for the three months ended March 31, 2001 of $468,000 represents a $483,000 increase over the same period of 2000.

      The Michigan Avenue’s rooms revenues for the three months ended March 31, 2001 were $5.6 million, which represents a 37.2% or $1.5 million increase over the same period of 2000. REVPAR for the three months ended March 31, 2001 reached $82.47, a 38.8% increase over the same period of 2000. This REVPAR increase was due to increases in occupancy and average room rates due to completion of the room renovations in the second quarter of 2000 and increased transient demand. The Michigan Avenue reported an increase in average room rate of 10.6% to $155.33, and its occupancy rate increased 10.8 percentage points to 53.1% due to the larger availability of completed renovated rooms in 2001 as compared to 2000 and the higher rates charged on these renovated rooms. The Michigan Avenue’s rooms department profit margin for the three months ended March 31, 2001 increased 6.76% to 70.13% over the same period of 2000 due to the increase in occupancy and average daily room rate, while maintaining associated room costs at consistent levels with prior year.

      The Michigan Avenue’s food and beverage revenues of $1.1 million for the three months ended March 31, 2001 represent a $0.3 million or 18.2% decrease compared to the same period of 2000. This decrease is due primarily to the transfer of the Grill on the Alley’s restaurant operations to a third party in June 2000 under an operating lease. As a result of this lease, the Hotel reports restaurant lease revenues in other operating department revenues. The Michigan Avenue’s food and beverage department loss for the three months ended March 31, 2001 increased 2.25 percentage points to 8.27% over the same period of 2000, primarily as a result of the lease of the restaurant operations discussed above and the lower volume of banquet services due to a decrease in group reservations.

      Other operating departments had revenues of $940,000 for the three months ended March 31, 2001, a $162,000 increase over the same period of 2000, primarily resulting from additional rental revenue discussed above.

      The Michigan Avenue’s operating expenses for the three months ended March 31, 2001 increased 24.1% to $9.2 million, resulting in an operating loss for the period. The most significant operating expense increases were due to greater depreciation due to the renovations completed during 2000, higher costs associated with increased room revenues and an increase in management fees. Management fees for the three months ended March 31, 2001 increased $631,000 over the same period of 2000 to $849,000 due to improved Partnership Net Operating Cash Flow, as defined in the Partnership Agreement.

Liquidity and Capital Resources

      As of March 31, 2001, the Partnership had cash and cash equivalents of $25.9 million, a $4.1 million decrease from December 31, 2000. The decrease in cash during the three months ended March 31, 2001 was due, in part, to the $1.4 million increase in restricted cash to fund future renovations and the general paydown of accrued expenses. Total net cash used in operating activities for the three months ended March 31, 2001 was $1.5 million, which includes a $1.9 million payment of the deferred incentive management fees to the General Partner.

      Pursuant to the mortgage loan restructuring agreement (the “Restructuring Agreement”), the Partnership is required to make quarterly deposits to Furniture, Fixtures and Equipment (“FF&E”) Reserve Accounts, as defined in the Restructuring Agreement, based upon 5.0% of gross revenues through the maturity of the mortgage loan in 2006. The Michigan Avenue’s FF&E Reserve Account balance of $3.8 million is included in other assets in the accompanying consolidated balance sheet as of March 31, 2001.

      The Restructuring Agreement also requires that the Hotel make deposits into a tax escrow account for payment of real and personal property taxes. The balance of this tax escrow account is included in cash and cash equivalents in the accompanying consolidated balance sheets.

      In the three months ended March 31, 2001, the Michigan Avenue spent $173,000 on capital expenditures primarily related to the renovation of guest rooms, food and beverage facilities and other overall Hotel renovations. All capital projects have been approved by the mortgage loan lender, as required by the Restructuring Agreement.

      Principal and interest payments of $774,000 were made during the three months ended March 31, 2001. Scheduled principal and interest payments for the remainder of 2001 total $2.3 million.

      At this time, the Partnership anticipates that cash on hand and cash flow from operations will provide adequate funding for 2001 capital expenditures and interest payments on the mortgage loan. A cash distribution of $6.72 per Unit was paid on March 15, 2001. In addition, barring any unforeseen adverse occurrence, the General Partner anticipates that the Partnership will be in a position to continue regular distributions to the limited partners at a quarterly level of $6.72 per Unit in 2001. Future distributions will be based on Available Net Cash Flow, as defined in the Partnership Agreement, and are dependent upon the Net Cash Flow, as defined, generated by the Hotel and the adequacy of cash reserves. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership Agreement and will be distributed to the Partnership’s limited partners within 75 days of the end of the quarter.

      The Partnership Agreement requires that the General Partner use its best efforts to sell or refinance the Hotels by the end of 2001. On April 26, 2000, after obtaining the approval of a majority of the limited partners, the General Partner sold the St. Francis to a third party. In February 2001, the Partnership retained Jones Lang LaSalle Hotels to market the Michigan Avenue for sale. In April 2001, formal marketing materials were completed and distributed to potential buyers. The ultimate sale of the property is subject to the consent of the majority of the limited partners of the Partnership.

PART II. OTHER INFORMATION

Item 5.  Other Information.

Affiliate Transactions

      The Partnership accrued, however did not fund any reimbursements to the General Partner for general and administrative expenses of the Partnership during the first quarter of 2001. Affiliates of the General Partner, including Starwood, as manager of the Hotels (“Hotel Manager”), received base management fees of $0.3 million in the first quarter of 2001. The Partnership accrued incentive management fees, payable to the Hotel Manager, of $0.6 million for the first quarter of 2000. Marketing fees of $0.1 million were paid by the

Partnership to the Hotel Manager for the first quarter of 2001. The Partnership incurred approximately $0.3 million for services provided by the Hotel Manager in the first quarter of 2001, which include property and workers’ compensation insurance, systems support and reservations.

Investor Relations

      The Partnership’s investor relations function is handled by Phoenix American Financial Services, Inc. at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for Phoenix American Financial Services, Inc. is 1-800-323-5888.

Unit Sales

      Through the date of this filing, the General Partner has processed requests for the transfer of 4,971 Units. Sale requests processed through the date of this filing for 4,239 Units were in conjunction with tender offers at a range in price of $200 to $1,065 per Unit. The remaining 732 Unit sale requests were completed through limited partnership exchanges at a range in price of $300 to $1,038 per Unit. The per Unit sales prices are the actual contracted price agreed upon by the respective limited partner and new purchaser. This price does not reflect any reductions in the sales price due to distributions made to the limited partner, as specified by some of the mini-tender offers. Relying on the protection of the 5% safe harbor pursuant to Section 7704 of the Internal Revenue Code, the General Partner will suspend Unit sales once 6,848 transfer requests are completed. The General Partner, however, will continue to accept paperwork for Unit sales for processing in 2002.

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

(b)  Reports on Form 8-K.

      No reports on Form 8-K were filed during the first quarter of 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTIN HOTELS LIMITED PARTNERSHIP
(a Delaware limited partnership)

By:	WESTIN REALTY CORP.,

Its sole General Partner

By:	/s/ ALAN M. SCHNAID

Alan M. Schnaid
Vice President

Date: May 7, 2001