Form 10-Q
period 2001-06-30
WESTIN HOTELS LTD PARTNERSHIP
filed 2001-08-10
CIK 790549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes  ☒        No   ☐

      Indicate the number of shares (Units) outstanding of each of the issuer’s classes of common stock (Units), as of the latest practicable date:

      135,600 limited partnership Units issued and outstanding

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets	2

	Consolidated Statements of Operations	3

	Consolidated Statement of Partners’ Capital (Deficit)	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

PART II.	OTHER INFORMATION

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	11

PART I.  FINANCIAL INFORMATION

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	June 30,	December 31,
	2001	2000

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents, including restricted cash of $6,495 and $4,009	$28,276	$29,996

Accounts receivable, net of allowance for doubtful accounts of $77 and $128	3,804	3,264

Inventories	312	316

Prepaid expenses and other current assets	230	293

Total current assets	32,622	33,869

Property and equipment, at cost:

Buildings and improvements	54,538	54,538

Furniture, fixtures and equipment	59,614	58,528

Expendable supplies	555	555

	114,707	113,621

Less accumulated depreciation	53,954	49,910

	60,753	63,711

Land	8,835	8,835

Land, property and equipment, net	69,588	72,546

Other assets, including restricted cash of $4,175 and $2,339	4,665	2,857

	$106,875	$109,272

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Current liabilities:
Accounts payable —

Trade and other	$409	$333

General Partner and affiliates	507	2,664

Total accounts payable	916	2,997

Current maturities of long-term obligations	571	549

Accrued expenses	6,757	6,525

Other current liabilities	508	386

Total current liabilities	8,752	10,457

Long-term obligations	30,932	31,224

Long-term obligation to General Partner	9,504	9,098

Deferred incentive management fees payable to General Partner	9,069	7,447

Total liabilities	58,257	58,226

Minority interests	4,424	4,409

Commitments and contingencies

Partners’ capital (deficit):

General Partner	(288)	(131)

Limited Partners (135,600 Units issued and outstanding)	44,482	46,768

Total Partners’ capital	44,194	46,637

	$106,875	$109,272

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except Unit and per Unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Operating revenues:

Rooms	$9,150	$15,741	$14,724	$38,059

Food and beverage	2,686	5,208	3,822	15,812

Other operating departments	1,293	1,981	2,233	5,447

Total operating revenues	13,129	22,930	20,779	59,318

Operating expenses:

Rooms	2,009	3,595	3,674	10,213

Food and beverage	1,968	4,031	3,198	12,427

Other operating departments	199	557	358	1,735

Administrative and general	903	1,787	1,748	4,100

Related party management fees	1,137	1,251	2,024	4,149

Advertising and business promotion	748	1,442	1,413	3,471

Property maintenance and energy	649	1,152	1,380	3,278

Local taxes and insurance	1,143	1,439	2,270	3,761

Rent	106	102	164	232

Depreciation	2,022	1,174	4,044	2,348

Total operating expenses	10,884	16,530	20,273	45,714

Operating profit	2,245	6,400	506	13,604

Other income (expense):

Interest expense, net of interest income of $238, $598, $574 and $1,073	(593)	(988)	(1,112)	(4,076)

Gain on sale of the St. Francis	—	51,269	—	51,269

Net other income (expense)	(593)	50,281	(1,112)	47,193

Income (loss) before minority interests	1,652	56,681	(606)	60,797

Minority interests in net income (loss)	(27)	(66)	(15)	(126)

Net income (loss)	$1,625	$56,615	$(621)	$60,671

Net income (loss) per Unit (135,600 Units issued and outstanding)	$11.98	$417.52	$(4.58)	$447.43

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)
(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 2000	$(131)	$46,768	$46,637

Cash distributions to Limited Partners	—	(1,822)	(1,822)

Net loss	(157)	(464)	(621)

Balance at June 30, 2001	$(288)	$44,482	$44,194

The accompanying notes are an integral part of this consolidated financial statement.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2001	2000

Operating Activities

Net income (loss)	$(621)	$60,671

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Gain on sale of the St. Francis	—	(51,269)

Depreciation	4,044	2,348

Amortization of deferred loan fees	4	27

Interest expense on long-term obligation to General Partner	406	1,372

Minority interests in net income (loss)	15	126

Increase (decrease) in cash resulting from changes in:

Accounts receivable	(540)	(4,806)

Inventories	4	90

Prepaid expenses and other current assets	63	107

Trade and other accounts payable	76	(64)

Accounts payable — General Partner and affiliates	(2,157)	(1,649)

Accrued expenses and other current liabilities	354	1,274

Deferred incentive management fees payable to General Partner	1,622	(22,112)

Net cash provided by (used in) operating activities	3,270	(13,885)

Investing Activities

Additions to property and equipment	(1,086)	(17,318)

Net proceeds from sale of the St. Francis	—	232,981

Decrease (increase) in restricted cash	(1,836)	3,642

Decrease (increase) in other assets	24	(214)

Net cash provided by (used in) investing activities	(2,898)	219,091

Financing Activities

Cash distributions	(1,822)	(91,869)

Repayment of long-term obligations	(270)	(133,274)

Net cash used in financing activities	(2,092)	(225,143)

Net decrease in cash and cash equivalents	(1,720)	(19,937)

Cash and cash equivalents at beginning of period	29,996	39,625

Cash and cash equivalents at end of period	$28,276	$19,688

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for interest	$1,277	$17,410

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

      The consolidated financial statements and related information for the periods ended June 30, 2001 and June 30, 2000 are unaudited. In the opinion of the general partner of the Partnership (“General Partner”), all adjustments necessary for a fair statement of the results of these interim periods have been included. All such interim adjustments are of a normal recurring nature. The results of operations for the periods ended June 30, 2001 and June 30, 2000 should not be regarded as indicative of the results that may be expected for the full fiscal year ending December 31, 2001.

Note 2.  The St. Francis Sale

      On April 26, 2000, upon obtaining consent of a majority of the limited partners, the sale of the St. Francis was completed for gross proceeds of $243 million, resulting in a gain of $52.6 million after transaction costs. In accordance with the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), $159 million of the proceeds were used to repay the St. Francis’ portion of the mortgage loans, which was secured by the St. Francis; the St. Francis’ portion of the subordinated note due to the General Partner; deferred incentive management fees related to the St. Francis; and costs and expenses related to the sale. The remaining proceeds of $84 million and additional Partnership cash of approximately $1.5 million were distributed to the limited partners.

      The following unaudited pro forma results reflect the sale of the St. Francis as if it had been sold at the beginning of the period presented and do not purport to present what actual results would have been had the sale, in fact, occurred on January 1, 2000 (in thousands, except per Unit amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2000	June 30, 2000

Operating revenues	$14,612	$20,840

Operating profit	4,624	3,214

Net income	4,298	2,528

Net income per Unit	31.69	18.64

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

      The Partnership Agreement requires that the General Partner use its best efforts to sell or refinance the Hotels by the end of 2001. On April 26, 2000, upon obtaining consent of a majority of the limited partners, the sale of the St. Francis was completed for gross proceeds of $243 million, resulting in a gain of $52.6 million after transaction costs. In accordance with the Partnership Agreement, $159 million of the proceeds were used to repay the St. Francis’ portion of the mortgage loans, which was secured by the St. Francis; the St. Francis’ portion of the subordinated note due to the General Partner; deferred incentive management fees related to the St. Francis; and costs and expenses related to the sale. The remaining proceeds of $84 million and additional Partnership cash of approximately $1.5 million were distributed to the limited partners. In February 2001, the Partnership retained Jones Lang LaSalle Hotels to market the Michigan Avenue for sale. In April 2001, formal marketing materials were completed and distributed to potential buyers. The ultimate sale of the property is subject to the consent of the majority of the limited partners of the Partnership.

Results of Operations

      Due to the sale of the St. Francis on April 26, 2000, the results of operations and key statistics presented and discussed below are for the Michigan Avenue only and do not include the costs related to Partnership administration.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

REVPAR (revenue per available room)	$133.89	$155.66	$108.32	$107.54

Operating profit as a percentage of revenues:

Rooms	78.1%	79.4%	75.1%	75.0%

Food and beverage	26.7%	22.1%	16.3%	12.6%

EBITDA (in thousands)(1)	$4,426	$5,928	$4,704	$5,914

(1)	EBITDA represents net earnings before interest expense, income tax expense, depreciation and amortization. The General Partner considers EBITDA to be a measure of the Partnership’s operating performance due to the significance of the Partnership’s long-lived assets and because such data can be used to measure the Partnership’s ability to service debt, fund capital expenditures and pay cash distributions. EBITDA is not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States and such information should not be considered as an alternative to net income, cash flow from operations or any other performance measure prescribed by accounting principles generally accepted in the United States.

     Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000. The Michigan Avenue had net income of $1.8 million for the three months ended June 30, 2001, a 57.0% or $2.3 million decrease in net income from the same period of 2000. EBITDA for the three months ended June 30, 2001 of $4.4 million represents a $1.5 million decrease from the same period of 2000.

      The Michigan Avenue’s rooms revenues for the three months ended June 30, 2001 were $9.2 million, which represents a 14.0% or $1.4 million decrease from the same period of 2000. REVPAR for the three months ended June 30, 2001 was $133.89, a 14.0% decrease from the same period of 2000. This REVPAR decrease was due to decreases in occupancy and average daily room rates due to the overall economic downturn, which reduced attendance at Chicago conventions and the general volume of transient business travel experienced by the Chicago hospitality industry. The Michigan Avenue reported a decrease in average daily room rate of 2% to $177.35, and its occupancy rate also decreased 10.47 percentage points to 75.5% due to the lower group booking rates as corporate customers cancelled meetings to reduce short-term costs. The Michigan Avenue’s rooms department profit margin for the three months ended June 30, 2001 decreased 1.3 percentage points to 78.1% from the same period of 2000 due to the previously noted decreases in occupancy and average daily room rates.

      The Michigan Avenue’s food and beverage revenues of $2.7 million for the three months ended June 30, 2001 were consistent with the food and beverage revenues from the same period of 2000. Catering and other food and beverage revenues increased, but were offset by the transfer of the Grill on the Alley’s restaurant operations to a third party in June 2000 under an operating lease. As a result of this lease, the Hotel reports restaurant lease revenues in other operating department revenues. The Michigan Avenue’s food and beverage department profit margin for the three months ended June 30, 2001 increased 4.6 percentage points to 26.7% over the same period of 2000, as the food and beverage operations of 2001 (primarily banquet and room service) have higher profit margins than the restaurant operations transferred to a third party.

      Other operating departments had revenues of $1.3 million for the three months ended June 30, 2001, a $100,000 increase over the same period of 2000, primarily resulting from additional lease revenue discussed above.

      The Michigan Avenue’s operating expenses for the three months ended June 30, 2001 increased 8.8% to $10.7 million. The most significant operating expense increases were in depreciation expense resulting from the renovations completed during 2000 and an increase in management fees. Management fees for the three months ended June 30, 2001 increased $615,000 over the same period of 2000 to $1.1 million due to improved

Partnership Net Operating Cash Flow, as defined in the Partnership Agreement, primarily resulting from lower capital expenditures in 2001.

      Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000. The Michigan Avenue had a net loss of $430,000 for the six months ended June 30, 2001, a $2.7 million decrease from net income over the same period of 2000. EBITDA for the six months ended June 30, 2001 of $4.7 million represents a $1.2 million decrease from the same period of 2000.

      The Michigan Avenue’s rooms revenues for the six months ended June 30, 2001 were $14.7 million, which was flat when compared to the rooms revenues from the same period of 2000. REVPAR for the six months ended June 30, 2001 reached $108.32 compared to $107.54 in the same period of 2000. This REVPAR increase was due to the slight increases in occupancy and average daily room rates due to the lower rates experienced in 2000 as significant room renovations contributed to lower occupancy levels and average daily room rates charged while the hotel was under construction. The Michigan Avenue reported an average daily room rate of $168.32 and occupancy of 64.4% in the six months ended June 30, 2001. The Michigan Avenue’s rooms department profit margin for the six months ended June 30, 2001 was 75.1% as compared with 75.0% in the same period of 2000.

      The Michigan Avenue’s food and beverage revenues of $3.8 million for the six months ended June 30, 2001 represent a $0.3 million or 8% decrease compared to the same period of 2000. This decrease is due primarily to the transfer of the Grill on the Alley’s restaurant operations to a third party in June 2000 under an operating lease. As a result of this lease, the Hotel reports restaurant lease revenues in other operating department revenues. The Michigan Avenue’s food and beverage department profit margin for the six months ended June 30, 2001 increased 3.7 percentage points to 16.3% over the same period of 2000, as the 2001 food and beverage operations (primarily banquet and room service) have higher profit margins than the restaurant operations transferred to a third party.

      Other operating departments had revenues of $2.2 for the six months ended June 30, 2001, a $200,000 increase over the same period of 2000, primarily resulting from additional lease revenue discussed above.

      The Michigan Avenue’s operating expenses for the six months ended June 30, 2001 increased 16.5% to $20.1 million. The most significant operating expense increases were in management fees and depreciation expense due to greater depreciation resulting from the renovations completed during 2000. Management fees for the six months ended June 30, 2001 increased $1.2 million over the same period of 2000 to $2.0 million due to improved Partnership Net Operating Cash Flow, as defined in the Partnership Agreement, primarily resulting from lower capital expenditures in 2001.

Liquidity and Capital Resources

      As of June 30, 2001, the Partnership had cash and cash equivalents of $28.3 million, a $1.7 million decrease from December 31, 2000. The decrease in cash during the six months ended June 30, 2001 was due, in part, to the $1.8 million increase in restricted cash to fund future renovations. Total net cash provided by operating activities for the six months ended June 30, 2001 was $3.3 million, which includes a $1.9 million payment of the deferred incentive management fees to the General Partner, offset by $1.6 million of additional deferred incentive management fees.

      Pursuant to the mortgage loan restructuring agreement (the “Restructuring Agreement”), the Partnership is required to make quarterly deposits to Furniture, Fixtures and Equipment (“FF&E”) Reserve Accounts, as defined in the Restructuring Agreement, based upon 5.0% of gross revenues through the maturity of the mortgage loan in 2006. The Michigan Avenue’s FF&E Reserve Account balance of $4.2 million is included in other assets in the accompanying consolidated balance sheet as of June 30, 2001.

      The Restructuring Agreement also requires that the Hotel make deposits into a tax escrow account for payment of real and personal property taxes. The balance of this tax escrow account is included in cash and cash equivalents in the accompanying consolidated balance sheets.

      The Michigan Avenue spent $0.9 million on capital expenditures during the three months ended June 30, 2001 ($1.1 million in the six months ended June 30, 2001) primarily related to the renovation of guest rooms and other overall Hotel renovations and upgrades. All capital projects have been approved by the mortgage loan lender, as required by the Restructuring Agreement.

      Principal and interest payments of $1.5 million were made during the six months ended June 30, 2001. Scheduled principal and interest payments for the remainder of 2001 total $1.5 million.

      At this time, the Partnership anticipates that cash on hand and cash flow from operations will provide adequate funding for 2001 capital expenditures and principal and interest payments on the mortgage loan. Cash distributions of $6.72 per Unit were paid on March 15, 2001 and June 14, 2001. In addition, barring any unforeseen adverse occurrence, the General Partner anticipates that the Partnership will be in a position to continue regular distributions to the limited partners at a quarterly level of $6.72 per Unit for the remainder of 2001. Future distributions will be based on Available Net Cash Flow, as defined in the Partnership Agreement, and are dependent upon the Net Cash Flow, as defined, generated by the Hotel and the adequacy of cash reserves. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership Agreement and will be distributed to the Partnership’s limited partners within 75 days of the end of the quarter.

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

PART II.  OTHER INFORMATION

Item 5.  Other Information.

Affiliate Transactions

      The Partnership reimbursed the General Partner for general and administrative expenses of the Partnership totaling approximately $400,000 during the second quarter of 2001. Affiliates of the General Partner, including Starwood, as manager of the Hotels (“Hotel Manager”), received base management fees of $0.4 million in the second quarter of 2001. The Partnership accrued incentive management fees, payable to the Hotel Manager, of $0.7 million for the second quarter of 2001. Marketing fees of $0.2 million were paid by the Partnership to the Hotel Manager for the second quarter of 2001. The Partnership incurred approximately $0.4 million for services provided by the Hotel Manager in the second quarter of 2001, which include property and workers’ compensation insurance, systems support and reservations.

Investor Relations

      The Partnership’s investor relations function is handled by Phoenix American Financial Services, Inc. at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for Phoenix American Financial Services, Inc. is 1-800-323-5888.

Unit Sales

      Through the date of this filing, the General Partner has processed requests for the transfer of 5,766 Units. Sale requests processed through the date of this filing for 4,746 Units were in conjunction with tender offers at a range in price of $200 to $1,065 per Unit. The remaining 1,020 Unit sale requests were completed through limited partnership exchanges at a range in price of $300 to $1,038 per Unit. The per Unit sales prices are the actual contracted price agreed upon by the respective limited partner and new purchaser. This price does not reflect any reductions in the sales price due to distributions made to the limited partner, as specified by some of the mini-tender offers. Relying on the protection of the 5% safe harbor pursuant to Section 7704 of the Internal Revenue Code, the General Partner will suspend Unit sales once 6,848 transfer requests are completed. The General Partner, however, will continue to accept paperwork for Unit sales for processing in 2002.

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

(b)  Reports on Form 8-K.

      No reports on Form 8-K were filed during the second quarter of 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTIN HOTELS LIMITED PARTNERSHIP
(a Delaware limited partnership)

By:	WESTIN REALTY CORP.,

Its sole General Partner

By:	/s/ ALAN M. SCHNAID

Alan M. Schnaid
Vice President

Date:  August 6, 2001