Form 10-Q
period 2001-09-30
WESTIN HOTELS LTD PARTNERSHIP
filed 2001-10-24
CIK 790549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ________________________ to

Commission File Number: 0-15097

WESTIN HOTELS LIMITED PARTNERSHIP

(Exact name of Registrant as specified in its charters)

Delaware

(State or other jurisdiction of incorporation or organization)

91-1328985

(I.R.S. employer identification no.)

1111 Westchester Avenue

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

PART I. FINANCIAL INFORMATION

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $7,144 and $4,009	$31,083	$29,996
Accounts receivable, net of allowance for doubtful accounts of $36 and $128	2,894	3,264
Inventories	309	316
Prepaid expenses and other current assets	203	293

Total current assets	34,489	33,869

Property and equipment, at cost:
Buildings and improvements	54,538	54,538
Furniture, fixtures and equipment	59,976	58,528
Expendable supplies	555	555

	115,069	113,621
Less accumulated depreciation	55,976	49,910

	59,093	63,711
Land	8,835	8,835

Land, property and equipment, net	67,928	72,546

Other assets, including restricted cash of $4,867 and $2,339	5,355	2,857

	$107,772	$109,272

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable —
Trade and other	$685	$333
General Partner and affiliates	416	2,664

Total accounts payable	1,101	2,997
Current maturities of long-term obligations	582	549
Accrued expenses	7,093	6,525
Other current liabilities	396	386

Total current liabilities	9,172	10,457
Long-term obligations	30,783	31,224
Long-term obligation to General Partner	9,683	9,098
Deferred incentive management fees payable to General Partner	9,795	7,447

Total liabilities	59,433	58,226

Minority interests	4,441	4,409

Commitments and contingencies
Partners’ capital (deficit):
General Partner	(357)	(131)
Limited Partners (135,600 Units issued and outstanding)	44,255	46,768

Total Partners’ capital	43,898	46,637

	$107,772	$109,272

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except Unit and per Unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Operating revenues:
Rooms	$8,167	$10,928	$22,891	$48,987
Food and beverage	1,745	2,483	5,567	18,295
Other operating departments	921	1,186	3,154	6,633

Total operating revenues	10,833	14,597	31,612	73,915

Operating expenses:
Rooms	1,798	2,326	5,472	12,539
Food and beverage	1,529	1,897	4,727	14,324
Other operating departments	192	221	550	1,956
Administrative and general	779	957	2,527	5,057
Related party management fees	1,121	536	3,145	4,685
Advertising and business promotion	621	909	2,034	4,380
Property maintenance and energy	648	833	2,028	4,111
Local taxes and insurance	856	881	3,126	4,642
Rent	35	72	199	304
Depreciation	2,022	1,174	6,066	3,522

Total operating expenses	9,601	9,806	29,874	55,520

Operating profit	1,232	4,791	1,738	18,395

Other income (expense):
Interest expense, net of interest income of $214, $300, $789 and $1,373.	(600)	(575)	(1,712)	(4,651)
Gain on sale of the St. Francis	—	—	—	51,269

Net other income (expense)	(600)	(575)	(1,712)	46,618

Income before minority interests	632	4,216	26	65,013
Minority interests in net income	(17)	(52)	(32)	(178)

Net income (loss)	$615	$4,164	$(6)	$64,835

Net income (loss) per Unit (135,600 Units issued and outstanding)	$4.54	$30.71	$(0.04)	$478.14

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)
(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 2000	$(131)	$46,768	$46,637
Cash distributions to Limited Partners	—	(2,733)	(2,733)
Net income (loss)	(226)	220	(6)

Balance at September 30, 2001	$(357)	$44,255	$43,898

The accompanying notes are an integral part of this consolidated financial statement.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Operating Activities
Net income (loss)	$(6)	$64,835
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of the St. Francis	—	(51,269)
Depreciation	6,066	3,522
Amortization of deferred loan fees	7	34
Interest expense on long-term obligation to General Partner	585	1,600
Minority interests in net income	32	178
Increase (decrease) in cash resulting from changes in:
Accounts receivable	370	(4,417)
Inventories	7	(46)
Prepaid expenses and other current assets	90	197
Trade and other accounts payable	352	118
Accounts payable — General Partner and affiliates	(2,248)	(1,683)
Accrued expenses and other current liabilities	578	287
Deferred incentive management fees payable to General Partner	2,348	(22,100)

Net cash provided by (used in) operating activities	8,181	(8,744)

Investing Activities
Additions to property and equipment	(1,448)	(18,113)
Net proceeds from sale of the St. Francis	—	232,981
Decrease (increase) in restricted cash	(2,528)	2,881
Decrease (increase) in other assets	23	(218)

Net cash provided by (used in) investing activities	(3,953)	217,531

Financing Activities
Cash distributions	(2,733)	(92,780)
Repayment of long-term obligations	(408)	(133,401)

Net cash used in financing activities	(3,141)	(226,181)

Net increase (decrease) in cash and cash equivalents	1,087	(17,394)
Cash and cash equivalents at beginning of period	29,996	39,625

Cash and cash equivalents at end of period	$31,083	$22,231

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$1,912	$18,058

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

      The consolidated financial statements and related information for the periods ended September 30, 2001 and September 30, 2000 are unaudited. In the opinion of the general partner of the Partnership (“General Partner”), all adjustments necessary for a fair statement of the results of these interim periods have been included. All such interim adjustments are of a normal recurring nature. The results of operations for the periods ended September 30, 2001 and September 30, 2000 should not be regarded as indicative of the results that may be expected for the full fiscal year ending December 31, 2001.

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

      The following unaudited pro forma results reflect the sale of the St. Francis as if it had been sold at the beginning of the nine-month period presented and do not purport to present what actual results would have been had the sale, in fact, occurred on January 1, 2000 (in thousands, except per Unit amounts):

Nine Months
Ended
September 30, 2000

Operating revenues	$35,437
Operating profit	8,005
Net income	6,693
Net income per Unit	49.36

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

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      Certain statements contained in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, but are not limited to, statements relating to the Partnership’s objectives, strategies and plans, and all statements (other than statements of historical fact) that address actions, events or circumstances that the Partnership or its management expects, believes or intends will occur in the future. All such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements, including, without limitation, the impacts of the terrorist attacks of September 11, 2001 on the travel and hospitality industries; competition within the lodging industry, both on a local and national level; the duration and severity of the recent downturn in the economy; the seasonality of the hotel business; general real estate and economic conditions; the availability of capital for renovations; government and regulatory action; and the other risks and uncertainties set forth in the annual, quarterly and current reports of the Partnership. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

General

      The Michigan Avenue’s primary market focus is on business travelers, conventions and other groups. The Hotel’s business activities generally follow national economic trends. The level of tourist business is influenced by the general global economic environment and political climate and, to a lesser extent, by the strength of the U.S. dollar in relation to foreign currencies. The Michigan Avenue generally experiences seasonal trends, with the lowest occupancy levels occurring during the first quarter, followed by higher occupancies during the last three quarters of the year.

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

      The Partnership Agreement requires that the General Partner use its best efforts to sell or refinance the Hotels by the end of 2001. On April 26, 2000, upon obtaining consent of a majority of the limited partners, the sale of the St. Francis was completed for gross proceeds of $243 million, resulting in a gain of $52.6 million after transaction costs. In accordance with the Partnership Agreement, $159 million of the proceeds were used to repay the St. Francis’ portion of the mortgage loans, which was secured by the St. Francis; the St.Francis’ portion of the subordinated note due to the General Partner; deferred incentive management fees related to the St. Francis; and costs and expenses related to the sale. The remaining proceeds of $84 million and additional Partnership cash of approximately $1.5 million were distributed to the limited partners.

      In February 2001, the Partnership retained Jones Lang LaSalle Hotels, a nationally recognized broker (“JLL”), to market the Michigan Avenue for sale. In April 2001, formal marketing materials were distributed and discussions with several potential purchasers subsequently commenced. After the occurrence of the terrorist attacks in New York, Washington, D.C. and Pennsylvania on September 11, 2001, certain of the most qualified potential purchasers indicated they would expect significant discounts on their preliminary offers made prior to the attacks. Based on the unstable and depressed hotel real estate market, the General Partner does not feel that it is in the best interest of the limited partners to sell the Michigan Avenue at this time.

      While the General Partner continues to explore a sale of the property, it is in the process of engaging JLL to assist in exploring a refinancing. At this time, it is too early for the General Partner to fully evaluate the feasibility or benefits of a refinancing. The General Partner will continue to make efforts to pursue a sale or refinancing transaction that it believes is in the best interest of the limited partners.

      The General Partner cautions limited partners that there can be no assurance that: (i) the General Partner will be able to sell or refinance the hotel, and, if sold or refinanced, the timing of such a transaction, or

(ii) if the hotel is sold or refinanced that the limited partners would receive a distribution promptly after the sale or refinance of the Michigan Avenue.

Results of Operations

      Due to the sale of the St. Francis on April 26, 2000, the results of operations and key statistics presented and discussed below are for the Michigan Avenue only and do not include the costs related to Partnership administration.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

REVPAR (revenue per available room)	$118.20	$158.16	$111.65	$124.54
Operating profit as a percentage of revenues:
Rooms	78.0%	78.7%	76.1%	76.6%
Food and beverage	12.4%	23.6%	15.1%	16.7%
EBITDA (in thousands)(1)	$3,383	$6,046	$8,277	$11,959

(1)	EBITDA represents net earnings before interest expense, income tax expense, depreciation and amortization. The General Partner considers EBITDA to be a measure of the Hotel’s operating performance due to the significance of the Hotel’s long-lived assets and because such data can be used to measure the Hotel’s ability to service debt, fund capital expenditures and pay cash distributions. EBITDA is not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States and such information should not be considered as an alternative to net income, cash flow from operations or any other performance measure prescribed by accounting principles generally accepted in the United States.

     Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000. The Michigan Avenue had net income of approximately $700,000 for the three months ended September 30, 2001, an 82.8% or $3.5 million decrease in net income from the same period of 2000. EBITDA for the three months ended September 30, 2001 of $3.4 million represents a $2.7 million decrease from the same period of 2000.

      The Michigan Avenue’s rooms revenue for the three months ended September 30, 2001 were $8.2 million, which represents a 25.3% or $2.8 million decrease from the same period of 2000. REVPAR for the three months ended September 30, 2001 was $118.20, a 25.3% decrease from the same period of 2000. The rooms revenue and REVPAR decreases were due to significant decline in industry-wide demand resulting from the terrorist attacks of September 11, 2001. The attacks caused the cancellation of several city-wide conventions and reduced attendance at others for the remainder of September which historically has been the strongest month of the quarter. Rooms revenue and REVPAR were further impacted by the decrease in the general volume of transient business travel experienced by the Chicago hospitality industry and the overall economy. The Michigan Avenue reported a decrease in average daily room rate of 7.0% to $163.83, and its occupancy rate also decreased 17.7 percentage points to 72.1%. The Michigan Avenue’s rooms department profit margin for the three months ended September 30, 2001 decreased 0.7 percentage points to 78.0% from the same period of 2000 due to the previously noted decreases in occupancy and average daily room rates. While difficult to predict with certainty, the overall decline in operating performance may continue into the fourth quarter and into 2002.

      The Michigan Avenue’s food and beverage revenue of $1.7 million for the three months ended September 30, 2001 decreased approximately $700,000 as compared with the food and beverage revenue from the same period of 2000. This was primarily caused by lost banquet revenue associated with the cancelled conventions and reduced group bookings previously discussed. The Michigan Avenue’s food and beverage department profit margin for the three months ended September 30, 2001 decreased 11.2 percentage points to 12.4% over the same period of 2000, as the food and beverage operations in 2001 consisted primarily of coffee bar and room service revenues which have a lower profit margin than the lost banquet services.

      Other operating departments had revenue of approximately $900,000 for the three months ended September 30, 2001, an approximate $300,000 decrease over the same period of 2000, primarily resulting from decreased ancillary revenues (such as telecommunications) experienced due to lower group bookings.

      The Michigan Avenue’s operating expenses for the three months ended September 30, 2001 decreased 2.6% to $9.5 million. The decrease was due to reduced labor costs commensurate with lower sales volume, offset by increases in depreciation expense resulting from the renovations completed during 2000 and management fees. Management fees for the three months ended September 30, 2001 increased approximately $600,000 over the same period of 2000 to $1.1 million due to improved Partnership Net Operating Cash Flow, as defined in the Partnership Agreement, primarily resulting from lower capital expenditures in 2001.

      While management does not believe the current economic downturn has created any impairment to the Partnership’s long-lived assets, management will continue to evaluate for potential indicators of impairment going forward and will record a charge when and if such indicators are identified.

      Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000. The Michigan Avenue had net income of approximately $300,000 for the nine months ended September 30, 2001, a $6.2 million decrease from net income over the same period of 2000. EBITDA for the nine months ended September 30, 2001 of $8.3 million represents a $3.7 million decrease from the same period of 2000.

      The Michigan Avenue’s rooms revenue for the nine months ended September 30, 2001 were $22.9 million, a decrease of $2.7 million when compared to the rooms revenue from the same period of 2000. REVPAR for the nine months ended September 30, 2001 was $111.65 as compared to $124.54 in the same period of 2000. The REVPAR and rooms revenue decreases are due to the general economic downturn which was worsened by reduced travel and cancellations experienced after the terrorist attacks of September 11, 2001. The Michigan Avenue reported an average daily room rate of $166.69 and occupancy of 67.0% in the nine months ended September 30, 2001 as compared to $171.13 and 72.8%, respectively, in 2000. The Michigan Avenue’s rooms department profit margin for the nine months ended September 30, 2001 was 76.1% as compared with 76.6% in the same period of 2000.

      The Michigan Avenue’s food and beverage revenue of $5.6 million for the nine months ended September 30, 2001 represent a $1.1 million or 15.9% decrease compared to the same period of 2000. This decrease is due primarily to the transfer of the Grill on the Alley’s restaurant operations to a third party in June 2000 under an operating lease as well as lost banquet revenue associated with cancelled reservations noted previously. As a result of the operating lease, the Hotel reports restaurant lease revenue in other operating departments revenue. The Michigan Avenue’s food and beverage department profit margin for the nine months ended September 30, 2001 decreased 1.6 percentage points to 15.1% over the same period of 2000 due to the lost high-margin banquet services, which were a direct result of the cancelled conventions and group bookings.

      Other operating departments revenue remained consistent at $3.2 million for the nine months ended September 30, 2001 as compared to the same period of 2000, primarily resulting from additional lease revenue discussed above, offset by decreased ancillary revenues (such as telecommunications) experienced due to lower group bookings.

      The Michigan Avenue’s operating expenses for the nine months ended September 30, 2001 increased 8.9% to $29.4 million. The most significant operating expense increases were depreciation expense and management fees. The increase in depreciation expense was due to greater depreciation resulting from the renovations completed during 2000. Management fees for the nine months ended September 30, 2001 increased $1.8 million over the same period of 2000 to $3.1 million due to improved Partnership Net Operating Cash Flow, as defined in the Partnership Agreement, primarily resulting from lower capital expenditures in 2001.

Liquidity and Capital Resources

      As of September 30, 2001, the Partnership had cash and cash equivalents of $31.1 million, a $1.1 million increase from December 31, 2000. The increase in cash during the nine months ended September 30, 2001 was due, in part, to the increased collection of accounts receivable and cash flow generated from hotel operations. Total net cash provided by operating activities for the nine months ended September 30, 2001 was $8.2 million, which includes a $1.9 million payment of the current deferred incentive management fees to the General Partner, offset by $2.3 million of additional deferred incentive management fees incurred.

      Pursuant to the mortgage loan restructuring agreement (the “Restructuring Agreement”), the Partnership is required to make quarterly deposits to Furniture, Fixtures and Equipment (“FF&E”) Reserve Accounts, as defined in the Restructuring Agreement, based upon 5.0% of gross revenues through the maturity of the mortgage loan in 2006. The Michigan Avenue’s FF&E Reserve Account balance of $4.9 million is included in other assets in the accompanying consolidated balance sheet as of September 30, 2001.

      The Restructuring Agreement also requires that the Hotel make deposits into a tax escrow account for payment of real and personal property taxes. The balance of this tax escrow account is included in cash and cash equivalents in the accompanying consolidated balance sheets.

      The Michigan Avenue spent $1.4 million on capital expenditures during the nine months ended September 30, 2001 (approximately $300,000 in the three months ended September 30, 2001) primarily related to the renovation of guest rooms and other overall Hotel renovations and upgrades. All capital projects have been approved by the mortgage loan lender, as required by the Restructuring Agreement.

      Principal payments of approximately $400,000 and interest payments of $1.9 million were made on the mortgage loan during the nine months ended September 30, 2001. Scheduled principal and interest payments for the remainder of 2001 total approximately $800,000.

      At this time, the Partnership anticipates that cash on hand and cash flow from operations will provide adequate funding for 2001 capital expenditures and principal and interest payments on the mortgage loan. Cash distributions of $6.72 per Unit were paid on March 15, 2001, June 14, 2001 and September 13, 2001. Future distributions will be based on Available Net Cash Flow, as defined in the Partnership Agreement, and are dependent upon the Net Cash Flow, as defined, generated by the Hotel and the adequacy of cash reserves. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership Agreement and will be distributed to the Partnership’s limited partners within 75 days of the end of the quarter.

PART II. OTHER INFORMATION

Item 5.      Other Information.

Affiliate Transactions

      The Partnership reimbursed the General Partner for third-party general and administrative expenses incurred on behalf of the Partnership totaling approximately $164,000 during the third quarter of 2001 primarily for investor relations and legal fees. Affiliates of the General Partner, including Starwood, as manager of the Hotels (“Hotel Manager”), received base management fees of approximately $400,000 in the third quarter of 2001. The Partnership accrued incentive management fees, payable to the Hotel Manager, of approximately $700,000 for the third quarter of 2001. Marketing fees of approximately $200,000 were paid by the Partnership to the Hotel Manager for the third quarter of 2001. The Partnership incurred approximately $300,000 for services provided by the Hotel Manager in the third quarter of 2001, which include property and workers’ compensation insurance, systems support and reservations.

Investor Relations

      The Partnership’s investor relations function is handled by Phoenix American Financial Services, Inc. at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for Phoenix American Financial Services, Inc. is 1-800-323-5888.

Unit Sales

      Through October 19, 2001, the General Partner has processed requests for the transfer of 6,294 Units. Sale requests processed through the date of this filing for 4,918 Units were in conjunction with tender offers at a range in price of $200 to $1,065 per Unit. The remaining 1,376 Unit sale requests were completed through limited partnership exchanges at a range in price of $300 to $1,038 per Unit. The per Unit sales prices are the actual contracted price agreed upon by the respective limited partner and new purchaser. This price does not reflect any reductions in the sales price due to distributions made to the limited partner, as specified by some of the mini-tender offers. Relying on the protection of the 5% safe harbor pursuant to Section 7704 of the Internal Revenue Code, the General Partner will suspend Unit sales once 6,848 transfer requests are completed. The General Partner, however, will continue to accept paperwork for Unit sales for processing in 2002.

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

No reports on Form 8-K were filed during the third quarter of 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTIN HOTELS LIMITED PARTNERSHIP
(a Delaware limited partnership)

By:	WESTIN REALTY CORP.,

Its sole General Partner

By:	/s/ ALAN M. SCHNAID

Alan M. Schnaid
Vice President

Date: October 23, 2001