Form 10-K405
period 2001-12-31
WESTIN HOTELS LTD PARTNERSHIP
filed 2002-03-28
CIK 790549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                     to

Commission File Number: 0-15097

WESTIN HOTELS LIMITED PARTNERSHIP

(Exact name of Registrant as specified in its charters)

Delaware	91-1328985
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1111 Westchester Avenue White Plains, NY 10604	1-800-323-5888
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

135,600 limited partnership Units issued and outstanding as of March 20, 2002.

PART I

Forward-Looking Statements

      Certain statements contained in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, the sections of Items 1, 2 and 5 captioned “Business,” “Property” and “Market for Registrant’s Common Equity and Related Unitholder Matters” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements may include statements regarding the intent, belief or current expectations of the Partnership or Hotel Partnerships (as defined below) or their respective general partners and their officers or directors with respect to the matters discussed in this report. All such forward-looking statements involve risks, uncertainties and other factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, without limitation, the impacts of the September 11, 2001 terrorist attacks in New York, Washington, D.C. and Pennsylvania (the “September 11 Attacks”) and their aftermath on the travel and hospitality industries; competition within the lodging industry, both on a local and national level; general economic conditions, including the duration and severity of the recent downturn in the economy; the seasonality of the hotel business; general real estate and economic conditions; the availability of capital for renovations; government and regulatory action; and the other risks and uncertainties set forth in the annual, quarterly and current reports of the Partnership. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

Risks Relating to Hotel Operations

      We Are Subject to All the Operating Risks Common to the Hotel and Leisure Industry. Operating risks common to the hotel and leisure industry include:

•	changes in general economic conditions, including the severity and duration of the current economic downturn exacerbated by the September 11 Attacks and their aftermath;

•	decreases in the level of demand for rooms and related services, including the recent reduction in business travel as a result of general economic conditions and the September 11 Attacks;

•	restrictive changes in zoning and similar land use laws and regulations or in health, safety and environmental laws, rules and regulations;

•	changes in travel patterns; and

•	changes in operating costs including, but not limited to, energy and labor costs.

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

      General Economic Conditions May Negatively Impact Our Results. Moderate or severe economic downturns or adverse conditions may negatively affect operations of the Hotel. In addition, a tightening of the labor markets may result in fewer and/or less qualified applicants for job openings at the Michigan Avenue and higher wages.

Risks Relating to Acts of God, Terrorist Activity and War

      Our financial and operating performance may be adversely affected by acts of God, such as natural disasters. Similarly, wars, terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife have caused in the past, and may cause in the future, our results to differ materially from anticipated results.

Internet Reservation Channels

      Some of the hotel rooms at the Michigan Avenue are booked through internet travel intermediaries such as Travelocity, Expedia and Priceline. As this percentage increases, these intermediaries may be able to obtain higher commissions or reduced room rates. Moreover, some of these internet travel intermediaries are attempting to commoditize hotel rooms, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to our lodging brands. Although most of our business is expected to be derived from traditional channels, if the amount of sales made through internet intermediaries increases significantly, the business and profitability of the Hotel may be significantly harmed.

Risks Relating to Disposition Opportunities

      In February 2001, the Partnership retained Jones Lang LaSalle Hotels, a nationally recognized broker (“JLL”), to market the Michigan Avenue for sale. In April 2001, formal marketing materials were distributed and discussions with several potential purchasers subsequently commenced. After the occurrence of the September 11 Attacks, certain of the most qualified potential purchasers indicated they would expect significant discounts on their preliminary offers made prior to the attacks. Based on the unstable and depressed hotel real estate market, the General Partner (as defined below) does not feel that it is in the best interest of the limited partners to sell the Michigan Avenue at this time.

      While the General Partner continues to explore a sale of the property, it has also engaged JLL to assist in exploring a refinancing of the Partnership’s mortgage debt. At this time, it is too early for the General Partner to fully evaluate the feasibility or benefits of a refinancing. The General Partner will continue to make efforts to pursue a sale or refinancing transaction that it believes is in the best interest of the limited partners. The ultimate disposition of the Hotel has a number of risks, including the following:

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

Item 1.     Business.

General Development of Business

      Westin Hotels Limited Partnership (the “Partnership”) and its subsidiary limited partnerships, The Westin St. Francis Limited Partnership (the “St. Francis Partnership”) and The Westin Chicago Limited Partnership (the “Chicago Partnership” or the “Hotel Partnership”), each a Delaware limited partnership (collectively the “Hotel Partnerships”), were formed on April 25, 1986 for the purpose of acquiring two hotels, The Westin St. Francis in San Francisco, California (the “St. Francis”) and the Michigan Avenue (formerly The Westin Hotel, Chicago) in downtown Chicago, Illinois (collectively the “Hotels”).

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

      On January 18, 2000, the St. Francis Partnership entered into a definitive agreement to sell the St. Francis to BRE/ St. Francis L.L.C., an affiliate of the Blackstone Group, for gross proceeds of $243,000,000. Upon obtaining the consent of a majority of the limited partners, the sale was consummated on April 26, 2000.

Financial Information about Industry Segments

      The Hotel Partnerships are engaged solely in the business of owning and operating the Hotels (as of April 26, 2000, only the Michigan Avenue) and are, therefore, engaged in only one industry segment.

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

      The Hotels are managed by wholly owned subsidiaries of Starwood. Because Starwood also owns, operates, manages and franchises hotels under the St. Regis®, The Luxury Collection®, Sheraton®, W® and Four Points® by Sheraton brands, potential conflicts of interest may exist. While Starwood and its affiliates have the right to own, operate and develop competing hotels, the general partners have a fiduciary duty to conduct the affairs of the Partnership and the Hotel Partnerships in the best interests of these entities and their partners.

      Neither the Partnership nor the Hotel Partnerships have any employees. Administrative and Hotel personnel are employees of either Starwood or the Hotel’s general partner. The Hotel and the Hotel Partnership reimburse Starwood and the general partner for the costs of such employees. However, neither the Partnership nor the Hotel Partnership is directly responsible for the payment of executive compensation to the officers of the general partners.

      In February 2001, the Partnership retained JLL to market the Michigan Avenue for sale. In April 2001, formal marketing materials were distributed and discussions with several potential purchasers subsequently commenced. After the occurrence of the September 11 Attacks, certain of the most qualified potential purchasers indicated they would expect significant discounts on their preliminary offers made prior to the attacks. Based on the unstable and depressed hotel real estate market, the General Partner does not feel that it is in the best interest of the limited partners to sell the Michigan Avenue at this time.

      While the General Partner continues to explore a sale of the property, it has engaged JLL to assist in exploring a refinancing of the Partnership’s mortgage debt. At this time, it is too early for the General Partner to fully evaluate the feasibility or benefits of a refinancing. The General Partner will continue to make efforts to pursue a sale or refinancing transaction that it believes is in the best interest of the limited partners.

Competitive Conditions

      Chicago’s hospitality industry continued to experience strong competition during 2001 and new hotel projects are expected to enter the market in the near future. Four hotels with a total of 1,295 rooms opened in 2001 in Chicago. One property is expected to open in 2002, a 415-room Sofitel hotel. In addition, a number of competing hotels have just completed renovations. For 2002, the Hotel believes that it can maintain its share of the market by emphasizing its premier “Magnificent Mile” location and its new and improved rooms, including the addition of the Heavenly Bed® and Heavenly BathSM, Westin amenities. Significant growth for the Chicago market is not expected for 2002, with 52,000 fewer hotel room nights from major convention business scheduled for the McCormick Place (Chicago’s convention center). There is another Westin hotel located at the O’Hare International Airport near Chicago and another in the financial district of downtown Chicago. The General Partner believes that neither is in direct competition with the Michigan Avenue and that their close proximity allows for efficiencies in both staffing and productivity. Starwood also operates the Sheraton Chicago Hotel and Towers in downtown Chicago, owns four hotels in downtown Chicago (two of which were rebranded to W Hotels in the latter half of 2001) and manages five properties in the Chicago metropolitan area under management agreements. These properties are not considered to be primary competitors due to differences in their locations, orientations or facilities.

Mortgage Loans

      On August 21, 1986, mortgage loans in the amount of $83,800,000 with respect to the St. Francis and $32,800,000 with respect to the Michigan Avenue were refinanced by Teacher Retirement System of Texas (the “Lender”). On June 2, 1994, the General Partner, on behalf of the Partnership, successfully completed a restructuring of the mortgage loans and entered into a restructuring agreement (“Restructuring Agreement”) with the Lender. On May 27, 1997, a second restructuring agreement modifying the existing mortgage loans on the Partnership’s Hotels was completed. The modifications to the mortgage loans consist primarily of a reduction of the effective interest rates, an extension of the maturity dates and revisions of prepayment penalties. On April 26, 2000, $99,433,000 of the mortgage loans and accrued interest was repaid in connection with the St. Francis sale.

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

Description

      The Michigan Avenue has 751 guest rooms (including 28 suites) and 19 meeting rooms. The Hotel has a fitness center and a business center, provides retail space for several specialty stores and a gift shop, and has an underground parking garage with 209 spaces. The Grill on the Alley, a new upscale 300-seat restaurant and bar operated by Grill Concepts of California, an affiliate of Starwood (“Grill Concepts”), opened in June

2000. As reported on Schedule 13D filed on July 31, 2001, Starwood owns 27.4% of the outstanding common stock of Grill Concepts, which percentage includes rights to acquire shares of Grill Concepts through the exercise of warrants. Starwood has rights to acquire additional shares of Grill Concepts pursuant to a subscription agreement. An employee of Starwood serves on the Board of Directors of Grill Concepts.

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

Capital Improvements

      In 2001, the Hotel spent $1,987,000 for capital expenditures. Of this amount, $493,000 was spent on the renovation of the main building rooms and guest rooms; $103,000 on the renovation of food and beverage facilities; and $1,391,000 on various other projects, such as computer equipment modernization, engineering equipment upgrades and a telephone switch upgrade. For discussion regarding the funding of these capital expenditures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

      No matters were submitted to a vote of the Unitholders during the fourth quarter of 2001.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Unitholder Matters.

      As of March 20, 2002, there were 6,830 holders of record of the 135,600 limited partnership units (“Units”).

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

      Beginning in 1996, the General Partner became aware of offers to purchase Units, which were mailed to limited partners, that have ranged from $185 (in 1996) to $1,119 (in 1999) per Unit. Recently, the General Partner became aware of an offer to purchase Units in 2002 dated on or about February 19, 2002 to purchase up to 3,800 Units for $400 per Unit. The General Partner recommended that the limited partners not tender their Units under this offer.

      The following information reflects the Partnership’s records of the average and range of Unit sale prices to date as quoted in the Limited Partnership Exchanges:

	Average Per Unit
	Sales Price(1)	Range of Per Unit Sales Price(1)

2000
First Quarter	$965.85	$725.00 to $1,050.00
(through March 29, 2000, when sales were suspended)
2001
Fourth Quarter	$542.63	$200.00 to $1,065.00
(through November 20, 2001, when sales were suspended)
2002
First Quarter	$465.89	$250.00 to $ 628.00
(through March 20, 2002)

(1)	The Per Unit Sales Price is the actual contracted price agreed upon by the respective limited partner and new purchaser. This balance does not reflect any reductions in the sales price due to subsequent distributions made to the limited partners, as specified by some of the mini-tender offers.

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

      On November 20, 2001, upon reaching 2001 Unit sales safe harbor limits, the General Partner suspended its approval of any further transfer requests for 2001. As of March 20, 2002, the Partnership has pending Unit sale transfer requests totaling 596 Units for 2002. Unless cancelled by the transferor, each of these transfers will be processed and recorded on the books of the Partnership on March 31, 2002. The average price of these sales is $465.89 per Unit. When the Partnership reaches the safe harbor limits for Unit sale transfer requests in 2002, the General Partner will suspend its approval of any Unit sale transfer requests for the remainder of 2002.

      Cash distributions of $6.72 per Unit were paid to the limited partners on March 15, 2001, June 14, 2001, September 13, 2001 and December 14, 2001. Future distributions will be based on available Net Cash Flow, as defined in the Partnership Agreement. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership Agreement and will be distributed to the limited partners within 75 days of the end of the quarter.

      The Partnership Agreement required the General Partner to use its best efforts to sell or refinance the Hotels by the end of 2001. On January 18, 2000, the St. Francis Partnership entered into a definitive agreement to sell the St. Francis for gross proceeds of $243,000,000. After approval of the limited partners of record on February 15, 2000 was obtained, the St. Francis sale closed on April 26, 2000. In February 2001, the Partnership retained JLL to market the Michigan Avenue for sale. In April 2001, formal marketing materials were distributed and discussions with several potential purchasers subsequently commenced. After the occurrence of the September 11 Attacks, certain of the most qualified potential purchasers indicated they would expect significant discounts on their preliminary offers made prior to the attacks. Based on the unstable and depressed hotel real estate market, the General Partner does not feel that it is in the best interest of the limited partners to sell the Michigan Avenue at this time.

      While the General Partner continues to explore a sale of the property, it has engaged JLL to assist in exploring a refinancing of the Partnership’s mortgage debt. At this time, it is too early for the General Partner to fully evaluate the feasibility or benefits of a refinancing. The General Partner will continue to make efforts to pursue a sale or refinancing transaction that it believes is in the best interest of the limited partners. The ultimate sale of the property is subject to the customary conditions and the consent of the majority of the limited partners of the Partnership. See related risk factors in Part I — “Risks Relating to Disposition Opportunities.”

      The Partnership’s investor relations function is handled by Phoenix American Financial Services, Inc. at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for Phoenix American Financial Services, Inc. is 1-800-323-5888.

Item 6.     Selected Financial Data.

      The following table sets forth selected financial information for the Partnership:

	Year Ended December 31,

	2001	2000(1)		1999	1998	1997

	(In thousands, except per Unit amounts)
Operating revenues:
Rooms	$30,188	$58,232		$97,973	$94,724	$83,600
Food and beverage	7,610	20,771		45,277	37,354	32,793
Other operating departments	4,117	7,873		13,047	12,158	10,660

Total operating revenues	41,915	86,876		156,297	144,236	127,053

Operating expenses:
Rooms	7,136	14,652		25,417	25,493	22,162
Food and beverage	6,264	16,109		35,189	26,946	24,866
Administrative, general and marketing	5,845	11,700		18,886	19,857	18,022
Management fees	3,974	5,358		13,300	9,949	8,554
Depreciation	8,124	7,222		11,679	10,190	9,282
Other	7,635	13,063		22,629	21,427	21,708

Total operating expenses	38,978	68,104		127,100	113,862	104,594

Operating profit	$2,937	$18,772		$29,197	$30,374	$22,459

Net income	$559	$66,139	(2)	$16,831	$17,933	$9,691
Net income per Unit	$4.12	$487.75		$124.12	$132.25	$71.47
Total assets	$106,585	$109,272		$295,834	$285,661	$269,785
Long-term obligations, net of current portion	$40,461	$40,322		$166,049	$165,050	$162,989
Deferred incentive management fees, net of current portion	$7,544	$7,447		$29,532	$25,618	$22,281
Distributions paid per Unit	$26.88	$690.94		$95.00	$95.00	$95.00

(1)	Includes St. Francis results through the sale date on April 26, 2000.

(2)	Includes $52,606 gain on the St. Francis sale.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

      The Hotel’s primary market focus is on business travelers, conventions and other groups. The Hotel’s business activities generally follow national economic trends. The level of tourist business is influenced by the general global economic environment and political climate and, to a lesser extent, by the strength of the U.S. dollar in relation to foreign currencies. Due to the economic slowdown exacerbated by the September 11 Attacks, the Chicago hotel industry is not expected to experience significant growth in 2002. The Michigan Avenue continues to experience seasonal trends, with the lowest occupancy levels occurring during the first quarter, followed by higher occupancies during the last three quarters of the year.

Results of Operations

      This section analyzes significant fluctuations in items affecting the consolidated statements of income for the years ended December 31, 2001, 2000 and 1999.

2001 Compared with 2000

      The Partnership. The Partnership’s operating revenues and operating profit of $41,915,000 and $2,937,000, respectively, for the year ended December 31, 2001 decreased $44,961,000 and $15,835,000, respectively, over the year ended December 31, 2000 due to the sale of the St. Francis in April 2000, the general economic downturn and the unprecedented declines in the hospitality industry experienced after the September 11 Attacks. Net income decreased $65,580,000 due primarily to the $52,606,000 gain on the sale of the St. Francis recognized in 2000 and the economic downturn in 2001 discussed above.

      The Michigan Avenue. Due to the sale of the St. Francis on April 26, 2000, the results of operations and key statistics presented and discussed below are for the Michigan Avenue only.

	Year Ended
	December 31,

	2001	2000

REVPAR (revenue per available room)	$110.13	$126.87
Operating profit as a percentage of revenues:
Rooms	76.36%	76.71%
Food and beverage	17.69%	19.78%
EBITDA (in thousands)(1)	$11,725	$16,299

(1)	EBITDA represents net earnings before interest expense, income tax expense, depreciation and amortization and minority interests. The General Partner considers EBITDA to be a measure of the Partnership’s operating performance due to the significance of the Partnership’s long-lived assets and because such data can be used to measure the Partnership’s ability to service debt, fund capital expenditures and pay cash distributions. EBITDA is not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States and such information should not be considered as an alternative to net income, cash flow from operations or any other performance measure prescribed by accounting principles generally accepted in the United States.

     The Michigan Avenue had net income of $1,052,000 for the year ended December 31, 2001, an 83.8% or $5,433,000 decrease from 2000. EBITDA for the year of $11,725,000 represents a 28.1% or $4,574,000 decrease from 2000.

      The Michigan Avenue’s rooms revenue for the year ended December 31, 2001 was $30,188,000, which represents a 13.4% or $4,683,000 decrease over the prior year. REVPAR for 2001 was $110.13 as compared to $126.87 in 2000. The Michigan Avenue reported an average daily room rate of $166.33 and occupancy of 66.2% in the year ended December 31, 2001 as compared to $174.66 and 72.6%, respectively, in 2000. The REVPAR and rooms revenue decreases are due to the general economic downturn which was worsened by reduced travel and cancellations experienced after the September 11 Attacks. As the competitive set of hotels in the area dropped their daily rates, the Hotel conformed to avoid losing customers. Also, the mix of existing customers included more transient travelers in 2001, who usually pay lower average rates than the lost business revenues. The Michigan Avenue’s rooms department profit margin for 2001 was 76.36% as compared with 76.71% in 2000 due to the reduction in revenues, offset by the close monitoring of hotel spending and staffing costs, as well as the elimination of several departmental management positions.

      The Michigan Avenue’s food and beverage revenue of $7,610,000 for 2001 represents a $1,487,000 or 16.3% decrease compared to 2000. This decrease is due primarily to the transfer of the Grill on the Alley’s restaurant operations to Grill Concepts in June 2000 under an operating lease as well as lost banquet revenue associated with cancelled conventions, lost catering revenues due to cancellations of corporate annual holiday parties and reduced group bookings. As a result of the operating lease, the Hotel reports restaurant lease revenue in other operating departments revenue. The Michigan Avenue’s food and beverage department profit margin for 2001 decreased 2.09 percentage points to 17.69% from 2000 due to the lost high-margin banquet and catering services, which were a direct result of the cancelled conventions and group bookings noted above.

      Other operating departments had revenue of $4,117,000 for the year ended December 31, 2001, a $313,000 decrease from 2000, primarily resulting from decreased ancillary revenues (such as telecommunica-

tions) experienced due to lower group bookings and waiving of cancellation fees after the September 11 Attacks, partially offset by the additional lease revenues discussed above.

      The Michigan Avenue’s operating expenses for 2001 decreased 2.6% to $38,313,000. The decrease primarily resulted from cost-containment efforts established immediately after the September 11 Attacks, partially offset by operating expense increases due to greater depreciation resulting from the fiscal year 2000 and 2001 renovations and an increase in management fees. Management fees for the year ended December 31, 2001 increased 107.1% over 2000 to $3,902,000 due to improved Partnership Net Operating Cash Flow, as defined in the Partnership Agreement, primarily resulting from lower capital expenditures in 2001.

      In addition to the operating expenses related to the Michigan Avenue discussed above, the Partnership also incurred costs for investor relations, professional services and other fees which are included in the consolidated results of operations.

2000 Compared with 1999

      The Partnership. The Partnership’s operating revenues and operating profit of $86,900,000 and $18,800,000, respectively, for the year ended December 31, 2000 decreased $69,400,000 and $10,400,000, respectively, over the year ended December 31, 1999 due to the sale of the St. Francis in April 2000, offset by the increases in the Michigan Avenue’s operating revenue and operating profit discussed below. Net income increased $49,300,000 due primarily to the $52,606,000 gain on the sale of the St. Francis.

      The Michigan Avenue. Due to the sale of the St. Francis on April 26, 2000, the results of operations and key statistics presented and discussed below are for the Michigan Avenue only.

	Year Ended
	December 31,

	2000	1999

REVPAR	$126.87	$113.70
Operating profit as a percentage of revenues:
Rooms	76.71%	76.87%
Food and beverage	19.78%	15.18%
EBITDA (in thousands)	$16,299	$11,539

      The Michigan Avenue had net income of $6,500,000 for the year ended December 31, 2000, a 25.0% or $1,300,000 increase from 1999. EBITDA for the year of $16,300,000 represents a 41.3% increase over 1999.

      The Michigan Avenue’s rooms revenue for the year ended December 31, 2000 was $34,900,000, which represents an 11.9% or $3,700,000 increase over the prior year. REVPAR for 2000 reached $126.87, an 11.6% increase over 1999. This REVPAR increase was due to increases in average room rates in all segments due to completion of the room renovations in the second quarter of 2000 and increased transient demand. The Michigan Avenue reported an increase in average room rate of 12.0% to $174.66, and its occupancy rate decreased 0.3 percentage points to 72.6% due primarily to the cancellation of one airline contract. The Michigan Avenue’s rooms department profit margin for 2000 remained relatively consistent with the previous year due to the increase in average daily room rate which is offset by a slight decrease in occupancy percentage and increased room costs.

      The Michigan Avenue’s food and beverage revenue of $9,100,000 for 2000 represents a $1,000,000 or 9.9% decrease compared to 1999. This decrease is due primarily to the transfer of the Grill on the Alley’s restaurant operations to Grill Concepts in June 2000 under an operating lease. The Hotel reports restaurant lease revenue in other operating departments revenue. The Michigan Avenue’s food and beverage department profit margin for 2000 increased 4.6 percentage points to 19.78% from 1999, primarily as a result of the lease of the restaurant operations discussed above.

      Other operating departments had revenue of $4,400,000 for the year ended December 31, 2000, a $100,000 increase over 1999, primarily resulting from additional rental revenue discussed above.

      The Michigan Avenue’s operating expenses for 2000 increased 1.8% to $39,300,000. The most significant operating expense increases were due to greater depreciation resulting from renovations and an increase in management fees. Management fees increased 18.2% over 1999 to $1,900,000 due to improved Partnership Net Operating Cash Flow, as defined in the Partnership Agreement.

      In addition to the operating expenses related to the Michigan Avenue discussed above, the Partnership also incurred costs for investor relations, professional services and other fees which are included in the consolidated results of operations.

Liquidity and Capital Resources

      As of December 31, 2001, the Partnership had cash and cash equivalents of approximately $31,927,000, a $1,931,000 increase from December 31, 2000. This increase is primarily due to cost-containment efforts established immediately after the September 11 Attacks, timing of payment of operating expenses and a scaling-back of capital expenditures. During 2001, total net cash provided by operating activities was $11,164,000.

      In 2001, a total of $2,958,000 was deposited into the Furniture, Fixtures and Equipment (“FF&E”) Reserve Account as required by the Restructuring Agreement. The beginning balance, deposits, plus interest of $144,000, less account administration fees are included in restricted cash in the accompanying consolidated balance sheet. In 2001, a total of $3,657,000 was deposited into the Tax Escrow Account for payment of real and personal property taxes as required by the Restructuring Agreement. The beginning balance, deposits, plus interest of $229,000, less payments of $1,944,000, for real and personal property taxes, are restricted and included in cash and cash equivalents in the accompanying consolidated balance sheet.

      A total of $1,987,000 was spent for capital improvements in 2001 for the Michigan Avenue. Of this amount, $493,000 was spent on the renovation of the main building rooms and guest rooms; $103,000 on the renovation of food and beverage facilities; and the remaining $1,391,000 on various other projects, such as computer equipment modernization, engineering equipment upgrades and a telephone switch upgrade.

      Capital improvements in 2002 are expected to total approximately $7,139,000. Approximately $2,189,000 is expected to be spent on lobby, garage and entrance renovations, $1,970,000 for renovation of the guest corridors and foyers, $2,645,000 for engineering and computer enhancements and $335,000 for food and beverage equipment. All capital projects are subject to approval by the Lender and the General Partner.

      The Michigan Avenue mortgage loan, as restructured, provides for scheduled principal and interest payments of $3,093,000 in 2002.

      The cash distribution to Unitholders for 1999 amounted to $95.00 per Unit and was paid in quarterly installments of $23.75 per Unit. The 2000 distribution amounted to $690.94 per Unit and was paid as follows: $23.75, $630.00, $23.75, $6.72 and $6.72 per Unit on March 14, May 24, June 14, September 14 and December 14, respectively. The $630.00 distribution reflects the payout of the net cash proceeds received from the St. Francis sale in accordance with the terms of the Partnership Agreement. The 2001 distribution amounted to $26.88 per Unit and was paid in quarterly installments of $6.72 per Unit on March 15, June 14, September 13 and December 14, respectively.

      At this time, the General Partner anticipates that the cash on hand and cash flow from operations will provide adequate funding for payments on the remaining mortgage loan and 2002 capital expenditures. In addition, barring any unforeseen adverse occurrence, the General Partner anticipates that the Partnership will be in a position to continue regular distributions to the limited partners at an annual level of $26.88 per Unit in 2002. Future distributions will be based on available Net Cash Flow and are dependent upon the Net Cash Flow generated by the Hotel and the adequacy of cash reserves. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership Agreement and will be distributed to the limited partners within 75 days of the end of the quarter.

      The Partnership Agreement required that the General Partner use its best efforts to sell or refinance the Hotels by the end of 2001. On April 26, 2000, after obtaining the approval of a majority of the limited partners, the General Partner sold the St. Francis to a third party. In February 2001, the Partnership retained JLL to market the Michigan Avenue for sale. In April 2001, formal marketing materials were distributed and discussions with several potential purchasers subsequently commenced. After the occurrence of the September 11 Attacks, certain of the most qualified potential purchasers indicated they would expect significant discounts on their preliminary offers made prior to the attacks. Based on the unstable and depressed hotel real estate market, the General Partner does not feel that it is in the best interest of the limited partners to sell the Michigan Avenue at this time.

      While the General Partner continues to explore a sale of the property, it has engaged JLL to assist in exploring a refinancing of the Partnership’s mortgage debt. At this time, it is too early for the General Partner to fully evaluate the feasibility or benefits of a refinancing. The General Partner will continue to make efforts to pursue a sale or refinancing transaction that it believes is in the best interest of the limited partners. The ultimate sale of the property is subject to the customary conditions and the consent of the majority of the limited partners of the Partnership.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.

      The Partnership is exposed to market risk on its financial instruments from changes in interest rates. The Partnership does not use financial instruments for trading or speculative purposes or to manage interest rate risk. A hypothetical 1% change in interest rates would result in an increase or decrease in interest expense of approximately $98,000.

      The Partnership’s financial instruments consist primarily of variable rate notes and fixed rate debt. The Partnership’s debt at December 31, 2001 consisted of notes payable to the General Partner and a mortgage loan.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Westin Hotels Limited Partnership:

We have audited the accompanying consolidated balance sheets of the Westin Hotels Limited Partnership and subsidiaries (the “Partnership”) (a Delaware limited partnership) as of December 31, 2001 and 2000, and the related consolidated statements of income, partners’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Westin Hotels Limited Partnership and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Phoenix, Arizona

March 1, 2002

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(In thousands, except Units)

	December 31,	December 31,
	2001	2000

ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $5,951 and $4,009	$31,927	$29,996
Accounts receivable, net of allowance for doubtful accounts of $28 and $128	1,661	3,264
Inventories	282	316
Prepaid expenses and other current assets	407	293

Total current assets	34,277	33,869

Property and equipment, at cost:
Buildings and improvements	54,538	54,538
Furniture, fixtures and equipment	60,515	58,528
Expendable supplies	555	555

	115,608	113,621
Less accumulated depreciation	58,034	49,910

	57,574	63,711
Land	8,835	8,835

Land, property and equipment, net	66,409	72,546

Other assets, including restricted cash of $5,438 and $2,339	5,899	2,857

	$106,585	$109,272

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable —
Trade and other	$411	$333
General Partner and affiliates	3,142	2,664

Total accounts payable	3,553	2,997
Current maturities of long-term obligations	594	549
Accrued expenses	6,007	6,525
Other current liabilities	417	386

Total current liabilities	10,571	10,457
Long-term obligations	30,629	31,224
Long-term obligation to General Partner	9,832	9,098
Deferred incentive management fees payable to General Partner	7,544	7,447

Total liabilities	58,576	58,226

Minority interests	4,458	4,409

Commitments and contingencies
Partners’ capital (deficit):
General Partner	(430)	(131)
Limited Partners (135,600 Units issued and outstanding)	43,981	46,768

Total Partners’ capital	43,551	46,637

	$106,585	$109,272

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except Unit data)

	Year Ended December 31,

	2001	2000	1999

Operating revenues:
Rooms	$30,188	$58,232	$97,973
Food and beverage	7,610	20,771	45,277
Other operating departments	4,117	7,873	13,047

Total operating revenues	41,915	86,876	156,297

Operating expenses:
Rooms	7,136	14,652	25,417
Food and beverage	6,264	16,109	35,189
Other operating departments	713	2,177	3,902
Administrative and general	3,360	6,290	9,363
Related party management fees	3,974	5,358	13,300
Advertising and business promotion	2,485	5,410	9,523
Property maintenance and energy	2,609	4,848	8,776
Local taxes and insurance	4,077	5,677	9,344
Rent	236	361	607
Depreciation	8,124	7,222	11,679

Total operating expenses	38,978	68,104	127,100

Operating profit	2,937	18,772	29,197

Other income (expense):
Interest expense, net of interest income of $954, $1,882 and $1,582	(2,329)	(5,048)	(12,129)
Gain on sale of the St. Francis	—	52,606	—

Net other income (expense)	(2,329)	47,558	(12,129)

Income before minority interests	608	66,330	17,068
Minority interests in net income	(49)	(191)	(237)

Net income	$559	$66,139	$16,831

Net income per Unit (135,600 Units issued and outstanding)	$4.12	$487.75	$124.12

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

(In thousands)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 1998	$(2,563)	$72,804	$70,241
Cash distributions	—	(12,882)	(12,882)
Net income (loss)	(363)	17,194	16,831

Balance at December 31, 1999	(2,926)	77,116	74,190
Cash distributions	—	(93,692)	(93,692)
Net income	2,795	63,344	66,139

Balance at December 31, 2000	(131)	46,768	46,637
Cash distributions	—	(3,645)	(3,645)
Net income (loss)	(299)	858	559

Balance at December 31, 2001	$(430)	$43,981	$43,551

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2001	2000	1999

Operating Activities
Net income	$559	$66,139	$16,831
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of the St. Francis	—	(52,606)	—
Depreciation	8,124	7,222	11,679
Amortization of deferred loan fees	9	38	58
Interest expense on long-term obligation to General Partner	734	1,862	3,217
Minority interests in net income	49	191	237
Increase (decrease) in cash resulting from changes in:
Accounts receivable	1,603	607	105
Inventories	34	(30)	(107)
Prepaid expenses and other current assets	(114)	139	(1,113)
Trade and other accounts payable	78	(180)	222
Accounts payable — General Partner and affiliates	478	(1,686)	(1,751)
Accrued expenses and other current liabilities	(487)	804	469
Deferred incentive management fees payable to General Partner	97	(22,085)	4,565

Net cash provided by operating activities	11,164	415	34,412

Investing Activities
Additions to property and equipment	(1,987)	(18,437)	(11,356)
Net proceeds from sale of the St. Francis	—	232,981	—
Decrease (increase) in long-term restricted cash	(3,099)	2,846	(1,295)
Decrease (increase) in other assets	48	(211)	(43)

Net cash provided by (used in) investing activities	(5,038)	217,179	(12,694)

Financing Activities
Cash distributions	(3,645)	(93,692)	(12,882)
Repayment of long-term obligations	(550)	(133,531)	(735)

Net cash used in financing activities	(4,195)	(227,223)	(13,617)

Net increase (decrease) in cash and cash equivalents	1,931	(9,629)	8,101
Cash and cash equivalents at beginning of year	29,996	39,625	31,524

Cash and cash equivalents at end of year	$31,927	$29,996	$39,625

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$2,544	$18,701	$10,438

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

      In February 2001, the Partnership retained Jones Lang LaSalle Hotels, a nationally recognized broker (“JLL”), to market the Michigan Avenue for sale. In April 2001, formal marketing materials were distributed and discussions with several potential purchasers subsequently commenced. After the occurrence of the September 11 Attacks, certain of the most qualified potential purchasers indicated they would expect significant discounts on their preliminary offers made prior to the attacks. Based on the unstable and depressed hotel real estate market, the General Partner (as defined below) does not feel that it is in the best interest of the limited partners to sell the Michigan Avenue at this time.

      While the General Partner continues to explore a sale of the property, it has engaged JLL to assist in exploring a refinancing. At this time, it is too early for the General Partner to fully evaluate the feasibility or benefits of a refinancing. The General Partner will continue to make efforts to pursue a sale or refinancing transaction that it believes is in the best interest of the limited partners. The ultimate sale of the property is subject to the customary conditions and the consent of the majority of the limited partners of the Partnership.

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

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Income Taxes. The Partnership does not record any provision for federal and state income taxes in its consolidated financial statements. All items of income, gain, loss, deduction or credit for federal and state income tax purposes are allocated to the partners of the Partnership for inclusion in their individual income tax returns. The reported amounts of the Partnership’s net assets and liabilities exceeded the related tax bases by approximately $18,692,000 and $18,274,000 at December 31, 2001 and 2000, respectively.

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

      Impact of Recently Issued Accounting Standards. In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The new rules apply to the classification and impairment analysis conducted on long-lived assets other than intangible assets and became effective January 1, 2002. The new rules provide a single accounting treatment for the impairment of long-lived assets and implementation guidance regarding impairment calculations. The adoption of SFAS No. 144 is not anticipated to have a material impact on the Partnership.

Note 2.     Organization

      The Partnership was formed on April 25, 1986 to invest in hotel properties by acquiring limited partnership interests in the Hotel Partnerships. The Partnership will continue until December 31, 2036, unless terminated sooner under the provisions of the Partnership Agreement.

      Westin Realty Corp. (“Westin Realty”), formerly a wholly owned subsidiary of Westin Hotel Company (“Westin”), now a wholly owned subsidiary of Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), is the sole general partner of the Partnership (the “General Partner”) and subject to the Partnership Agreement. On August 28, 1986, Westin Realty acquired all of the limited partnership interests in the Hotel Partnerships (which represented 91.62% of the then fair value of the Hotel Partnerships’ net assets) and contributed these interests, valued at $135,600,000, to the Partnership in exchange for all of the limited partnership interests in the Partnership. Westin Realty then sold these limited partnership interests in a public offering. The remaining 8.38% interest in the Hotel Partnerships was retained by the predecessor owners, subsidiaries of Westin.

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

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Except for the following restrictions outlined in the mortgage loan restructuring agreement completed in June 1994 (hereinafter this agreement and any amendments to it are referred to as the “Restructuring Agreement”), Net Cash Flow of the Partnership, as defined in the Partnership Agreement, is distributed first to the limited partners until certain preferential distributions are achieved and then allocated to both the general partners and limited partners depending on factors related to the source of the Net Cash Flow and cash distributions as specified in the Partnership Agreement. The Restructuring Agreement permitted distributions beginning in 1997 once the Hotels had achieved certain performance levels in the three years prior to 1997. A distribution of $3,645,000, $93,692,000 and $12,882,000 was made to the limited partners in each of the years ended December 31, 2001, 2000 and 1999, respectively. The fiscal year 2000 distribution of $93,692,000 included $85,428,000 relating to the net cash proceeds from the sale of the St. Francis.

Note 3.     The St. Francis Sale

      On April 26, 2000, upon obtaining consent of a majority of the limited partners, the sale of the St. Francis was completed for gross proceeds of $243,000,000, resulting in a gain of $52,606,000 after transaction costs. In accordance with the Partnership Agreement, $159,000,000 of the proceeds were used to repay the St. Francis’ portion of the mortgage loans, which was secured by the St. Francis; the St. Francis portion of the subordinated note due to the General Partner; deferred incentive management fees related to the St. Francis; and costs and expenses related to the sale. The remaining proceeds of $84,000,000 and additional Partnership cash of approximately $1,500,000 were distributed to the limited partners.

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited pro forma results reflect the sale of the St. Francis as if it had been sold at the beginning of each period presented and do not purport to present what actual results would have been had the sale, in fact, occurred at the beginning of each period presented:

	Year Ended
	December 31,

	2000	1999

	(In thousands, except
	per Unit amounts)
Operating revenues	$48,397	$45,537
Operating profit	8,381	6,206
Net income	6,657	4,460
Net income per Unit	49.09	32.89

Note 4.     Accrued Expenses

      Accrued expenses include the following at December 31:

	2001	2000

	(In thousands)
Salaries, wages and other related benefits	$908	$1,451
Estimated property and other taxes	4,038	3,902
Other	1,061	1,172

Total	$6,007	$6,525

Note 5.     Long-Term Obligations

      Long-term obligations include the following at December 31:

	2001	2000

	(In thousands)
Mortgage loans bearing effective interest at 8.06%	$31,223	$31,773
Less current maturities	594	549

Total	$30,629	$31,224

Note payable to the General Partner, bearing interest at prime plus 1% (5.75% at December 31, 2001) (see Note 9)	$9,832	$9,098

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

      Through November 30, 1999, the restructured loans required the payment of interest only each quarter in arrears. From December 1, 1999 to November 30, 2006, the loans require combined payments of principal and interest each quarter in arrears, in such amount necessary to repay the principal balance of each note (together with interest at the fixed interest rate) on the basis of a 25-year amortization schedule. Annual payments of

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal and interest on the remaining Michigan Avenue mortgage loan are $3,093,000, payable quarterly through December 1, 2006, at which time the remaining outstanding principal balance plus all accrued and unpaid interest is due and payable.

      As required by the Restructuring Agreement, deposits to the Furniture, Fixtures and Equipment Reserve Accounts (“FF&E Escrow Accounts”) for 2001 and 2000 totaled $2,958,000 and $11,641,000, respectively. FF&E Escrow Accounts are included in restricted cash in the accompanying balance sheets. Interest earned on the FF&E Escrow Accounts was $144,000, $284,000 and $224,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      As required by the Restructuring Agreement, $3,657,000 and $3,606,000 were deposited to tax escrow accounts in 2001 and 2000, respectively. These accounts are used to pay real and personal property taxes as they become due. The tax escrow accounts are included in cash and cash equivalents in the accompanying consolidated balance sheets.

      Scheduled principal payments on the mortgage loan are $594,000 in 2002, $644,000 in 2003, $697,000 in 2004, $755,000 in 2005 and $28,533,000 in 2006.

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

Note 6.     Employee Benefit Plan

      The Hotel Partnerships participate in 401(k) plans (the “Plans”), sponsored by Starwood, an affiliate of the General Partner. The Plans allow for voluntary contributions by employees that meet certain age and service requirements. Each participant may contribute on a pretax basis between 1% and 18% of his or her compensation to the Plans. The Plans also contain additional provisions for matching and/or profit sharing contributions, both of which are based on a portion of a participant’s eligible compensation. The amount of expense for matching contributions totaled $66,000 in 2001, $106,000 in 2000 and $223,000 in 1999.

Note 7.     Operating Leases

      The Hotel rents various property and equipment under operating leases. Minimum annual rental expense under the operating leases in effect at December 31, 2001 are $54,000 for 2002 and $23,000 for 2003.

      Rental expense for operating leases, including short-term leases, was $158,000, $285,000 and $607,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      The Hotel also rents restaurant, gift shop and retail space to third-party vendors under operating leases. Minimum annual rental income under the operating leases in effect at December 31, 2001 are as follows (in thousands):

2002	$957
2003	1,007
2004	1,028
2005	1,064
2006	1,116
Thereafter	4,032

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rental income from operating leases, including contingent rental income, was $1,767,000, $1,230,000 and $761,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Note 9.     Related Party Transactions

      Westin Realty is responsible for the management and administration of the Partnership. In accordance with the Partnership Agreement, the Partnership reimburses Westin Realty for expenses in connection with such services, which totaled approximately $725,000 in 2001, $668,000 in 2000 and $616,000 in 1999.

      Subsidiaries of Starwood, an affiliate of the General Partner, manage the Hotels under long-term management agreements which expire in December 2026. As the managers, prior to the sale of the St. Francis on April 26, 2000, subsidiaries of Starwood receive base management fees from the Partnership. Base management fees totaled approximately $1,467,000 in 2001, $3,134,000 in 2000 and $5,474,000 in 1999. The managers also earn incentive management fees of 20% of annual Net Operating Cash Flow, as defined in the management agreement. Earned incentive management fees, including the incentive management fees earned prior to the sale of the St. Francis on April 26, 2000, totaled approximately $2,507,000 in 2001, $2,224,000 in 2000 and $7,826,000 in 1999. The portion of the 2000 incentive management fees earned attributable to the St. Francis, $1,910,000, was paid from the proceeds of the sale of the St. Francis. Incentive management fee payments are subordinate to the limited partners receiving certain preferential returns. As a result, approximately $2,723,000 of previous years’ incentive management fees were deferred for payment until the first quarter of 2002. Deferred incentive management fees bear no interest and are payable from the proceeds of a sale or refinancing of the Hotel or available Net Cash Flow, as defined. Determining the fair value of the deferred incentive management fee liability is not practicable due to uncertainty as to when the liability will be paid; however, the fair value of the liability does not exceed the carrying amount.

      The Partnership paid marketing fees to Starwood and affiliates totaling approximately $629,000 in 2001, $1,650,000 in 2000 and $2,945,000 in 1999. Additionally, the Hotels paid approximately $1,852,000, $6,370,000 and $7,497,000 in 2001, 2000 and 1999, respectively, to the General Partner for services provided by the General Partner and in connection with certain other transactions such as property and workers’ compensation insurance, systems support, reservations and advertising.

      As disclosed in Note 5, at December 31, 2001, the subordinated loan from Westin Realty to the Partnership totaled $9,832,000, which includes $4,832,000 of accrued interest. At December 31, 2000, the balance was $9,098,000 and included $4,098,000 of accrued interest. Interest expense on this loan was $734,000, $1,862,000 and $3,217,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Payments on the subordinated loan are due on the fifteenth anniversary of each advance with the first payment due in June 2009. Upon the sale of the St. Francis, the portion of the loan attributable to the St. Francis ($32,900,000) was paid in full.

      In June 2000, the Michigan Avenue transferred the operations of its restaurant, The Grill on the Alley, to Grill Concepts of California (“Grill Concepts”), an affiliate of Starwood. Starwood owns 27.4% of the outstanding common stock of Grill Concepts including percentage rights to acquire additional shares of Grill Concepts pursuant to a subscription agreement. An employee of Starwood also serves on the Board of

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors of Grill Concepts. Rental revenues from Grill Concepts of $242,000 and $175,000 for 2001 and 2000, respectively, are included in other operating departments revenue in the accompanying consolidated financial statements.

Note 10.     Summarized Quarterly Financial Data (Unaudited)

      Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth	Total

	(In thousands, except per Unit amounts)
2001 Quarters
Operating revenues	$7,650	$13,129	$10,833	$10,303	$41,915
Operating profit (loss)	(1,739)	2,245	1,232	1,199	2,937
Net income (loss)	(2,246)	1,625	615	565	559
Net income (loss) per Unit	(16.56)	11.98	4.54	4.16	4.12
2000 Quarters
Operating revenues	36,388	22,930	14,597	12,961	86,876
Operating profit	7,204	6,400	4,791	377	18,772
Net income	4,056	56,615	4,164	1,304	66,139
Net income per Unit	29.91	417.52	30.71	9.61	487.75

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      The Hotel Partnerships have no directors or officers. Business policy-making functions of the Hotel Partnerships are carried out through the directors and officers of the general partners.

      Westin Realty’s directors and officers and their current positions are as follows:

Theodore W. Darnall	President, Assistant Secretary and Principal Executive Officer
Alan M. Schnaid	Vice President, Principal Accounting Officer and Director
Joseph D. Long	Vice President
Tom Smith	Director

      Theodore W. Darnall and Alan M. Schnaid assumed their current positions in September 1998. Joseph D. Long and Tom Smith assumed their current positions in July 1999 and October 2001, respectively.

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

      Tom Smith currently serves as a Director. He is Senior Vice President, Portfolio Management, of Starwood. Mr. Smith has held various positions with Starwood since July 1998. Before joining Starwood, he was a Managing Director of CIGNA Real Estate Investment Corporation for eleven years.

      The following persons are directors and/or officers of the general partners of both Hotel Partnerships as indicated:

Theodore W. Darnall	President, Assistant Secretary and Principal Executive Officer
Alan M. Schnaid	Vice President, Principal Accounting Officer and Director
Joseph D. Long	Vice President
Tom Smith	Director

Item 11.	Executive Compensation.

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

Item 13.     Certain Relationships and Related Transactions.

      Theodore W. Darnall, Alan M. Schnaid, Joseph D. Long and Tom Smith serve as officers and/or directors of Westin Realty and as principal officers of Starwood. The Partnership has engaged various subsidiaries of Starwood to provide services to the Hotels. See Note 9 of the Notes to Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data.”

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

(a) 3.     Exhibits.

4. Instruments defining the rights of security holders.
4.1	Amended and Restated Agreement of Limited Partnership of Westin Hotels Limited Partnership.(1)
4.2	Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership.(1)
4.3	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership. (3)
4.4	Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(1)
4.5	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(3)
10. Material contracts.
10.1	Restructuring Agreement dated as of June 2, 1994.(3)
10.2	Second Restructuring Agreement dated as of May 27, 1997. (4)
10.3	Amended and Restated Management Agreements between The Westin St. Francis Limited Partnership and Westin Hotel Company, and between The Westin Chicago Limited Partnership and Westin Hotel Company, for property management services. (2)
10.4	First Amendments to Amended and Restated Management Agreements of The Westin St. Francis Limited Partnership and of The Westin Chicago Limited Partnership.(3)
10.5	Assignment and Assumption of Agreements between Westin Hotel Company and St. Francis Hotel Corporation.(6)
10.6	Assignment and Assumption of Agreements between Westin Hotel Company and North Michigan Avenue Corporation.(6)

10.7	Contribution Agreement between St. Francis Hotel Corporation and The Westin St. Francis Limited Partnership, and between 909 North Michigan Avenue Corporation and The Westin Chicago Limited Partnership, for contribution of Hotel assets and the transfer of limited partnership interests.(2)
10.8	Promissory Note of St. Francis Hotel Corporation dated August 21, 1986 to Teacher Retirement System of Texas.(1)
10.9	First Amendment to Promissory Note of St. Francis Hotel Corporation dated as of June 2, 1994.(3)
10.10	Second Amendment to Promissory Note of St. Francis Hotel Corporation dated as of May 27, 1997.(5)
10.11	Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated August 21, 1986 respecting The Westin St. Francis.(1)
10.12	First Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated as of June 2, 1994.(3)
10.13	Second Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing (With Assignment of Rents and Leases) dated as of May 27, 1997.(5)
10.14	Promissory Note of 909 North Michigan Avenue Corporation dated August 21, 1986 to Teacher Retirement System of Texas.(1)
10.15	First Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of June 2, 1994.(3)
10.16	Second Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of May 27, 1997.(5)
10.17	Mortgage and Security Agreement dated August 21, 1986 for The Westin Hotel, Chicago.(1)
10.18	First Amendment to Mortgage and Security Agreement dated as of June 2, 1994.(3)
10.19	Second Amendment to Mortgage and Security Agreement dated as of May 27, 1997.(5)
10.20	St. Francis FF&E Escrow Agreement dated as of June 2, 1994.(3)
10.21	Chicago FF&E Escrow Agreement dated as of June 2, 1994. (3)
10.22	Promissory Note dated June 2, 1994 in favor of Westin Realty Corp. by Westin Hotels Limited Partnership.(3)
10.23	Loan Agreement dated as of June 2, 1994 between Westin Hotels Limited Partnership and Westin Realty Corp.(3)
10.24	Second Amendment to Amended and Restated Management Agreement of The Westin St. Francis Limited Partnership. (7)
10.25	Second Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(7)
10.26	Third Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(9)
10.27	Purchase and Sale Agreement, dated January 18, 2000, between The Westin St. Francis Limited Partnership and BRE/ St. Francis L.L.C.(8)
99. Additional exhibits.
99.1	Letter from Westin Hotels Limited Partnership related to Arthur Andersen LLP.(9)

(1)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.3, 10.4, 10.5 and 10.6, respectively, to the Partnership’s 1986 Annual Report on Form 10-K.

(2)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Partnership’s Registration Statement on Form S-11 (No. 33-3918).

(3)	Incorporated by reference to Exhibits 4.3, 4.5, 10.1, 10.3, 10.6, 10.8, 10.10, 10.12, 10.13, 10.14, 10.15 and 10.16, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.

(4)	Incorporated by reference to Exhibit 10. to the Partnership’s Current Report on Form 8-K dated May 27, 1997.

(5)	Incorporated by reference to Exhibits 10.8, 10.11, 10.14 and 10.17, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

(6)	Incorporated by reference to Exhibits 10.5 and 10.6, respectively, to the Partnership’s 1997 Annual Report on Form 10-K.

(7)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(8)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated January 18, 2000.

(9)	Filed herewith.

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the fourth quarter of 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.

WESTIN HOTELS LIMITED PARTNERSHIP
(a Delaware limited partnership)

By:	WESTIN REALTY CORP.,

Its sole General Partner

By:	/s/ ALAN M. SCHNAID

Alan M. Schnaid
Vice President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THEODORE W. DARNALL Theodore W. Darnall	President, Assistant Secretary and Principal Executive Officer	March 28, 2002

/s/ ALAN M. SCHNAID Alan M. Schnaid	Vice President, Principal Accounting Officer and Director	March 28, 2002

/s/ JOSEPH D. LONG Joseph D. Long	Vice President	March 28, 2002

/s/ TOM SMITH Tom Smith	Director	March 28, 2002

EXHIBIT INDEX

Exhibit
No.	Description

4. Instruments defining the rights of security holders.
4.1	Amended and Restated Agreement of Limited Partnership of Westin Hotels Limited Partnership.(1)
4.2	Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership.(1)
4.3	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership. (3)
4.4	Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(1)
4.5	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(3)
10. Material contracts.
10.1	Restructuring Agreement dated as of June 2, 1994.(3)
10.2	Second Restructuring Agreement dated as of May 27, 1997. (4)
10.3	Amended and Restated Management Agreements between The Westin St. Francis Limited Partnership and Westin Hotel Company, and between The Westin Chicago Limited Partnership and Westin Hotel Company, for property management services. (2)
10.4	First Amendments to Amended and Restated Management Agreements of The Westin St. Francis Limited Partnership and of The Westin Chicago Limited Partnership.(3)
10.5	Assignment and Assumption of Agreements between Westin Hotel Company and St. Francis Hotel Corporation.(6)
10.6	Assignment and Assumption of Agreements between Westin Hotel Company and North Michigan Avenue Corporation.(6)
10.7	Contribution Agreement between St. Francis Hotel Corporation and The Westin St. Francis Limited Partnership, and between 909 North Michigan Avenue Corporation and The Westin Chicago Limited Partnership, for contribution of Hotel assets and the transfer of limited partnership interests.(2)
10.8	Promissory Note of St. Francis Hotel Corporation dated August 21, 1986 to Teacher Retirement System of Texas.(1)
10.9	First Amendment to Promissory Note of St. Francis Hotel Corporation dated as of June 2, 1994.(3)
10.10	Second Amendment to Promissory Note of St. Francis Hotel Corporation dated as of May 27, 1997.(5)
10.11	Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated August 21, 1986 respecting The Westin St. Francis.(1)
10.12	First Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated as of June 2, 1994.(3)
10.13	Second Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing (With Assignment of Rents and Leases) dated as of May 27, 1997.(5)
10.14	Promissory Note of 909 North Michigan Avenue Corporation dated August 21, 1986 to Teacher Retirement System of Texas.(1)
10.15	First Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of June 2, 1994.(3)
10.16	Second Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of May 27, 1997.(5)
10.17	Mortgage and Security Agreement dated August 21, 1986 for The Westin Hotel, Chicago.(1)
10.18	First Amendment to Mortgage and Security Agreement dated as of June 2, 1994.(3)
10.19	Second Amendment to Mortgage and Security Agreement dated as of May 27, 1997.(5)

Exhibit
No.	Description

10.20	St. Francis FF&E Escrow Agreement dated as of June 2, 1994.(3)
10.21	Chicago FF&E Escrow Agreement dated as of June 2, 1994. (3)
10.22	Promissory Note dated June 2, 1994 in favor of Westin Realty Corp. by Westin Hotels Limited Partnership.(3)
10.23	Loan Agreement dated as of June 2, 1994 between Westin Hotels Limited Partnership and Westin Realty Corp.(3)
10.24	Second Amendment to Amended and Restated Management Agreement of The Westin St. Francis Limited Partnership. (7)
10.25	Second Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(7)
10.26	Third Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(9)
10.27	Purchase and Sale Agreement, dated January 18, 2000, between The Westin St. Francis Limited Partnership and BRE/ St. Francis L.L.C.(8)
99. Additional exhibits.
99.1	Letter from Westin Hotels Limited Partnership related to Arthur Andersen LLP.(9)

(1)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.3, 10.4, 10.5 and 10.6, respectively, to the Partnership’s 1986 Annual Report on Form 10-K.

(2)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Partnership’s Registration Statement on Form S-11 (No. 33-3918).

(3)	Incorporated by reference to Exhibits 4.3, 4.5, 10.1, 10.3, 10.6, 10.8, 10.10, 10.12, 10.13, 10.14, 10.15 and 10.16, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.

(4)	Incorporated by reference to Exhibit 10. to the Partnership’s Current Report on Form 8-K dated May 27, 1997.

(5)	Incorporated by reference to Exhibits 10.8, 10.11, 10.14 and 10.17, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

(6)	Incorporated by reference to Exhibits 10.5 and 10.6, respectively, to the Partnership’s 1997 Annual Report on Form 10-K.

(7)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(8)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated January 18, 2000.

(9)	Filed herewith.