Form 10-Q
period 2002-03-31
WESTIN HOTELS LTD PARTNERSHIP
filed 2002-05-10
CIK 790549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934

For the Quarterly Period Ended March 31, 2002

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

PART I. FINANCIAL INFORMATION

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $4,144 and $5,951	$28,854	$31,927
Accounts receivable, net of allowance for doubtful accounts of $33 and $28	1,697	1,661
Inventories	267	282
Prepaid expenses and other current assets	464	407

Total current assets	31,282	34,277

Property and equipment, at cost:
Buildings and improvements	54,538	54,538
Furniture, fixtures and equipment	60,979	60,515
Expendable supplies	555	555

	116,072	115,608
Less accumulated depreciation	60,137	58,034

	55,935	57,574
Land	8,835	8,835

Land, property and equipment, net	64,770	66,409

Other assets, including restricted cash of $5,975 and $5,438	6,454	5,899

	$102,506	$106,585

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable —
Trade and other	$421	$411
General Partner and affiliates	3,171	3,142

Total accounts payable	3,592	3,553
Current maturities of long-term obligations	606	594
Accrued expenses	4,951	6,007
Other current liabilities	522	417

Total current liabilities	9,671	10,571
Long-term obligations	30,473	30,629
Long-term obligation to General Partner	9,972	9,832
Deferred incentive management fees payable to General Partner	8,159	7,544

Total liabilities	58,275	58,576

Minority interests	4,439	4,458

Commitments and contingencies
Partners’ capital (deficit):
General Partner	(539)	(430)
Limited Partners (135,600 Units issued and outstanding)	40,331	43,981

Total Partners’ capital	39,792	43,551

	$102,506	$106,585

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except Unit and per Unit data)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Operating revenues:
Rooms	$4,381	$5,574
Food and beverage	1,363	1,136
Other operating departments	788	940

Total operating revenues	6,532	7,650

Operating expenses:
Rooms	1,353	1,665
Food and beverage	1,282	1,230
Other operating departments	124	159
Administrative and general	853	845
Related party management fees	806	887
Advertising and business promotion	518	665
Property maintenance and energy	566	731
Local taxes and insurance	1,121	1,127
Rent	30	58
Depreciation	2,103	2,022

Total operating expenses	8,756	9,389

Operating loss	(2,224)	(1,739)

Other expense:
Interest expense, net of interest income of $128 and $337	(643)	(519)

Net other expense	(643)	(519)

Loss before minority interests	(2,867)	(2,258)
Minority interests in net loss	19	12

Net loss	$(2,848)	$(2,246)

Net loss per Unit (135,600 Units issued and outstanding)	$(21.00)	$(16.56)

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)
(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 2001	$(430)	$43,981	$43,551
Cash distributions to Limited Partners	—	(911)	(911)
Net loss	(109)	(2,739)	(2,848)

Balance at March 31, 2002	$(539)	$40,331	$39,792

The accompanying notes are an integral part of this consolidated financial statement.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Operating Activities
Net loss	$(2,848)	$(2,246)
Adjustments to net loss:
Depreciation	2,103	2,022
Amortization of deferred loan fees	2	2
Interest expense on long-term obligation to General Partner	140	215
Minority interests in net loss	(19)	(12)
Changes in working capital:
Accounts receivable	(36)	950
Inventories	15	(3)
Prepaid expenses and other current assets	(57)	(41)
Trade and other accounts payable	10	(119)
Accounts payable — General Partner and affiliates	65	(2,075)
Accrued expenses and other current liabilities	(951)	(1,136)
Deferred incentive management fees payable to General Partner	579	949

Net cash used in operating activities	(997)	(1,494)

Investing Activities
Additions to property and equipment	(464)	(173)
Increase in restricted cash	(537)	(1,412)
Decrease (increase) in other assets	(20)	12

Net cash used in investing activities	(1,021)	(1,573)

Financing Activities
Cash distributions	(911)	(911)
Repayment of long-term obligations	(144)	(134)

Net cash used in financing activities	(1,055)	(1,045)

Net decrease in cash and cash equivalents	(3,073)	(4,112)
Cash and cash equivalents — beginning of period	31,927	29,996

Cash and cash equivalents — end of period	$28,854	$25,884

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$629	$640

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

      The consolidated financial statements and related information for the periods ended March 31, 2002 and March 31, 2001 are unaudited. In the opinion of the general partner of the Partnership (“General Partner”), all adjustments necessary for a fair statement of the results of these interim periods have been included. All such interim adjustments are of a normal recurring nature. The results of operations for the periods ended March 31, 2002 and March 31, 2001 should not be regarded as indicative of the results that may be expected for the full fiscal year ending December 31, 2002.

Note 2.     Further Information

      Reference is made to “Notes to Consolidated Financial Statements” contained in the Partnership’s Form 10-K filed for the year ended December 31, 2001 for information regarding significant accounting policies, Partnership organization, accrued expenses, long-term obligations, the employee benefit plan, operating leases, commitments and contingencies and related party transactions. The consolidated financial statements should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      Certain statements contained in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include statements regarding the intent, belief or current expectations of the Partnership or Hotel Partnerships or their respective general partners and their officers or directors with respect to the matters discussed in this report. All such forward-looking statements involve risks, uncertainties and other factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, without limitation, the impacts of the September 11, 2001 terrorist attacks in New York, Washington, D.C. and Pennsylvania (the “September 11 Attacks”) and their aftermath on the travel and hospitality industries; competition within the lodging industry, both on a local and national level; general economic conditions, including the duration and severity of the recent downturn in the economy; the seasonality of the hotel business; general real estate and economic conditions; the availability of capital for renovations; government and regulatory action; and the other risks and uncertainties set forth in the annual, quarterly and current reports of the Partnership. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

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

      The Partnership Agreement requires that the General Partner use its best efforts to sell or refinance the Hotels by the end of 2001. On April 26, 2000, upon obtaining consent of a majority of the limited partners, the sale of the St. Francis was completed for gross proceeds of $243,000,000, resulting in a gain of $52,606,000 after transaction costs. In accordance with the Partnership Agreement, $158,942,000 of the proceeds were used to repay the St. Francis’ portion of the mortgage loans, which was secured by the St. Francis; the St. Francis’ portion of the subordinated note due to the General Partner; deferred incentive management fees related to the St. Francis; and costs and expenses related to the sale. The remaining proceeds of $84,127,000 and additional Partnership cash of approximately $1,300,000 were distributed to the limited partners.

      In February 2001, the Partnership retained Jones Lang LaSalle Hotels, a nationally recognized broker (“JLL”), to market the Michigan Avenue for sale. In April 2001, formal marketing materials were distributed and discussions with several potential purchasers subsequently commenced. After the occurrence of the September 11 Attacks, certain of the most qualified potential purchasers indicated they would expect significant discounts on their preliminary offers made prior to the attacks. Based on the unstable and depressed hotel real estate market resulting from the weakened general worldwide economic environment, the General Partner did not feel that it was in the best interest of the limited partners to sell the Michigan Avenue in late 2001.

      While the General Partner continues to explore a sale of the property, it has also engaged JLL to assist in exploring a refinancing. At this time, it is too early for the General Partner to fully evaluate the feasibility or benefits of a refinancing. The General Partner will continue to make efforts to pursue a sale or refinancing transaction that it believes is in the best interest of the limited partners.

      The General Partner cautions limited partners that there can be no assurance that: (i) the General Partner will be able to sell or refinance the hotel, and, if sold or refinanced, the timing of such a transaction, or (ii) if the hotel is sold or refinanced that the limited partners would receive a distribution promptly after the sale or refinance of the Michigan Avenue.

Results of Operations

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Partnership’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those relating to revenue recognition, bad debts, inventories, property and equipment, financing operations, retirement benefits and contingencies and litigation.

      The results of operations and key statistics presented and discussed below are for the Michigan Avenue only and do not include the costs related to Partnership administration.

	Three Months Ended
	March 31,

	2002	2001

REVPAR (revenue per available room)	$64.81	$82.47
Operating profit as a percentage of revenues:
Rooms	69.11%	70.13%
Food and beverage	5.92%	(8.27)%
EBITDA (in thousands)(1)	$40	$468

(1)	EBITDA represents net earnings before interest expense, income tax expense, depreciation and amortization. The General Partner considers EBITDA to be a measure of the Hotel’s operating performance due to the significance of the Hotel’s long-lived assets and because such data can be used to measure the Hotel’s ability to service debt, fund capital expenditures and pay cash distributions. EBITDA is not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States and such information should not be considered as an alternative to net income, cash flow from operations or any other performance measure prescribed by accounting principles generally accepted in the United States.

     Three Months Ended March 31, 2002 Compared with Three Months Ended March 31, 2001. The Michigan Avenue had net loss of approximately $2,692,000 for the three months ended March 31, 2002, a 22.6% or $497,000 increase in net loss from the same period of 2001. EBITDA for the three months ended March 31, 2002 of $40,000 represents a $428,000 decrease from the same period of 2001.

      The Michigan Avenue’s rooms revenue for the three months ended March 31, 2002 were $4,381,000, which represents a 21.4% or $1,193,000 decrease from the same period of 2001. REVPAR for the three months ended March 31, 2002 was $64.81, a 21.4% decrease from the same period of 2001. The rooms revenue and REVPAR decreases were due to the slow recovery of lost transient travel revenues in both volume and average room rates as a result of the weakened U.S. and global economies, slightly offset by increased group bookings. The Michigan Avenue reported a decrease in average daily room rate of 15.5% to $131.29, and its occupancy rate also decreased 3.7 percentage points to 49.4%. The Michigan Avenue’s rooms department profit margin for the three months ended March 31, 2002 slightly decreased 100 basis points to 69.11% from the same period of 2001 due to the previously noted decreases in occupancy and average daily room rates. While difficult to predict with certainty, the overall decline in operating performance may continue throughout 2002.

      The Michigan Avenue’s food and beverage revenue of $1,363,000 for the three months ended March 31, 2002 increased approximately $227,000 as compared with the food and beverage revenue from the same period of 2001. This increase primarily resulted from higher banquet and catering revenue associated with the increased group bookings previously discussed. The Michigan Avenue’s food and beverage department profit margin for the three months ended March 31, 2002 increased approximately 14 percentage points to 5.92% over the same period of 2001, as the food and beverage operations in 2002 consisted primarily of banquet and catering revenues, which have a higher margin than the reduced room service and coffee bar revenues generated by the transient traveler.

      Other operating departments had revenue of approximately $788,000 for the three months ended March 31, 2002, an approximate $152,000 decrease over the same period of 2001, primarily resulting from decreased ancillary revenues (such as telecommunications) experienced due to lower transient bookings.

      The Michigan Avenue’s operating expenses for the three months ended March 31, 2002 decreased 6.6% to $8,594,000. The decrease was due to reduced labor costs commensurate with lower sales volume and the cost control efforts initiated by the Hotel in late 2001. Management fees for the three months ended March 31, 2002 decreased approximately $43,000 from the same period of 2001 to $806,000 due to reduced Partnership Net Operating Cash Flow, as defined in the Partnership Agreement.

      While management does not believe the current economic downturn has created any impairment to the Partnership’s long-lived assets, management will continue to evaluate for potential indicators of impairment going forward and will record a charge when and if such indicators are identified.

Liquidity and Capital Resources

      As of March 31, 2002, the Partnership had cash and cash equivalents of $28,854,000, a $3,073,000 decrease from December 31, 2001. The decrease in cash during the three months ended March 31, 2002 was due, in part, to the timing of payments of accrued expenses and negative cash flow generated from hotel operations. The first quarter is typically the weakest quarter of the year, generating less cash flow from operations than the remaining quarters. Total net cash used in operating activities for the three months ended March 31, 2002 was $997,000.

      Pursuant to the mortgage loan restructuring agreement (the “Restructuring Agreement”), the Partnership is required to make quarterly deposits to Furniture, Fixtures and Equipment (“FF&E”) Reserve Accounts, as defined in the Restructuring Agreement, based upon 5.0% of gross revenues through the maturity of the mortgage loan in 2006. The Michigan Avenue’s FF&E Reserve Account balance of $5,975,000 is included in other assets in the accompanying consolidated balance sheet as of March 31, 2002.

      The Restructuring Agreement also requires that the Hotel make deposits into a tax escrow account for payment of real and personal property taxes. The balance of this tax escrow account is included in cash and cash equivalents in the accompanying consolidated balance sheets.

      The Michigan Avenue spent $464,000 on capital expenditures during the three months ended March 31, 2002 primarily related to the completion of the renovation of guest rooms and for lobby and other renovations and upgrades to the Hotel. All capital projects have been approved by the mortgage loan lender, as required by the Restructuring Agreement.

      Principal payments of approximately $144,000 and interest payments of $629,000 were made on the mortgage loan during the three months ended March 31, 2002. Scheduled principal and interest payments for the remainder of 2002 total approximately $2,319,000.

      At this time, the Partnership anticipates that cash on hand and cash flow from operations will provide adequate funding for 2002 capital expenditures and principal and interest payments on the mortgage loan. A cash distribution of $6.72 per Unit was paid on March 16, 2002. Future distributions will be based on Available Net Cash Flow, as defined in the Partnership Agreement, and are dependent upon the Net Cash Flow, as defined, generated by the Hotel and the adequacy of cash reserves. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership Agreement and will be distributed to the Partnership’s limited partners within 75 days of the end of the quarter.

PART II. OTHER INFORMATION

Item 5.	Other Information.

Affiliate Transactions

      The Partnership reimbursed the General Partner for third-party general and administrative expenses incurred on behalf of the Partnership totaling approximately $108,000 during the first quarter of 2002 primarily for investor relations and legal fees. Affiliates of the General Partner, including Starwood, as manager of the Hotels (“Hotel Manager”), received base management fees of approximately $228,000 in the first quarter of 2002. The Partnership accrued incentive management fees, payable to the Hotel Manager, of approximately $579,000 for the first quarter of 2002. Marketing fees of approximately $98,000 were paid by the Partnership to the Hotel Manager for the first quarter of 2002.

Investor Relations

      The Partnership’s investor relations function is handled by Phoenix American Financial Services, Inc. at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for Phoenix American Financial Services, Inc. is 1-800-323-5888.

Unit Sales

      Through May 6, 2002, the General Partner has processed requests for the transfer of 1,028 Units. Sale requests processed through the date of this filing for 743 Units were in conjunction with tender offers at a range in price of $300.00 to $500.00 per Unit. The remaining 285 Unit sale requests were completed through limited partnership exchanges at a range in price of $250.00 to $628.00 per Unit. The per Unit sales prices are the actual contracted price agreed upon by the respective limited partner and new purchaser. This price does not reflect any reductions in the sales price due to distributions made to the limited partner, as specified by some of the mini-tender offers. Relying on the protection of the 5% safe harbor pursuant to Section 7704 of the Internal Revenue Code, the General Partner will suspend Unit sales once 6,848 transfer requests are completed. The General Partner, however, will continue to accept paperwork for Unit sales for processing in 2003.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits.

4.	Instruments defining the rights of security holders.
	4.1	Amended and Restated Agreement of Limited Partnership of Westin Hotels Limited Partnership.(1)
	4.2	Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership.(1)
	4.3	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership. (3)
	4.4	Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(1)
	4.5	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(3)
10.	Material contracts.
	10.1	Restructuring Agreement dated as of June 2, 1994.(3)
	10.2	Second Restructuring Agreement dated as of May 27, 1997. (4)

10.3	Amended and Restated Management Agreements between The Westin St. Francis Limited Partnership and Westin Hotel Company, and between The Westin Chicago Limited Partnership and Westin Hotel Company, for property management services. (2)
10.4	First Amendments to Amended and Restated Management Agreements of The Westin St. Francis Limited Partnership and of The Westin Chicago Limited Partnership.(3)
10.5	Assignment and Assumption of Agreements between Westin Hotel Company and St. Francis Hotel Corporation.(6)
10.6	Assignment and Assumption of Agreements between Westin Hotel Company and North Michigan Avenue Corporation.(6)
10.7	Contribution Agreement between St. Francis Hotel Corporation and The Westin St. Francis Limited Partnership, and between 909 North Michigan Avenue Corporation and The Westin Chicago Limited Partnership, for contribution of Hotel assets and the transfer of limited partnership interests.(2)
10.8	Promissory Note of St. Francis Hotel Corporation dated August 21, 1986 to Teacher Retirement System of Texas.(1)
10.9	First Amendment to Promissory Note of St. Francis Hotel Corporation dated as of June 2, 1994.(3)
10.10	Second Amendment to Promissory Note of St. Francis Hotel Corporation dated as of May 27, 1997.(5)
10.11	Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated August 21, 1986 respecting The Westin St. Francis.(1)
10.12	First Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated as of June 2, 1994.(3)
10.13	Second Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing (With Assignment of Rents and Leases) dated as of May 27, 1997.(5)
10.14	Promissory Note of 909 North Michigan Avenue Corporation dated August 21, 1986 to Teacher Retirement System of Texas.(1)
10.15	First Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of June 2, 1994.(3)
10.16	Second Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of May 27, 1997.(5)
10.17	Mortgage and Security Agreement dated August 21, 1986 for The Westin Hotel, Chicago.(1)
10.18	First Amendment to Mortgage and Security Agreement dated as of June 2, 1994.(3)
10.19	Second Amendment to Mortgage and Security Agreement dated as of May 27, 1997.(5)
10.20	St. Francis FF&E Escrow Agreement dated as of June 2, 1994.(3)
10.21	Chicago FF&E Escrow Agreement dated as of June 2, 1994. (3)
10.22	Promissory Note dated June 2, 1994 in favor of Westin Realty Corp. by Westin Hotels Limited Partnership.(3)
10.23	Loan Agreement dated as of June 2, 1994 between Westin Hotels Limited Partnership and Westin Realty Corp.(3)
10.24	Second Amendment to Amended and Restated Management Agreement of The Westin St. Francis Limited Partnership. (7)
10.25	Second Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(7)

10.26	Third Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(9)
10.27	Purchase and Sale Agreement, dated January 18, 2000, between The Westin St. Francis Limited Partnership and BRE/St. Francis L.L.C.(8)

(1)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.3, 10.4, 10.5 and 10.6, respectively, to the Partnership’s 1986 Annual Report on Form 10-K.

(2)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Partnership’s Registration Statement on Form S-11 (No. 33-3918).

(3)	Incorporated by reference to Exhibits 4.3, 4.5, 10.1, 10.3, 10.6, 10.8, 10.10, 10.12, 10.13, 10.14, 10.15 and 10.16, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.

(4)	Incorporated by reference to Exhibit 10. to the Partnership’s Current Report on Form 8-K dated May 27, 1997.

(5)	Incorporated by reference to Exhibits 10.8, 10.11, 10.14 and 10.17, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

(6)	Incorporated by reference to Exhibits 10.5 and 10.6, respectively, to the Partnership’s 1997 Annual Report on Form 10-K.

(7)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(8)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated January 18, 2000.

(9)	Incorporated by reference to Exhibit 10.26 to the Partnership’s 2001 Annual Report on Form 10-K.

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the first quarter of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTIN HOTELS LIMITED PARTNERSHIP
(a Delaware limited partnership)

By:	WESTIN REALTY CORP.,

Its sole General Partner

By:	/s/ ALAN M. SCHNAID

Alan M. Schnaid
Vice President

Date: May 6, 2002