Form 10-Q
period 2002-06-30
WESTIN HOTELS LTD PARTNERSHIP
filed 2002-08-13
CIK 790549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

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

      Indicate the number of shares (Units) outstanding of each of the issuer’s classes of common stock (Units), as of the latest practicable date:

135,600 limited partnership Units issued and outstanding

		Page

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements:
	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statement of Partners’ Capital (Deficit)	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
PART II	OTHER INFORMATION
Item 5.	Other Information	10
Item 6.	Exhibits and Reports on Form 8-K	11

PART I. FINANCIAL INFORMATION

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $4,160 and $5,951	$33,766	$31,927
Accounts receivable, net of allowance for doubtful accounts of $38 and $28	4,478	1,661
Inventories	259	282
Prepaid expenses and other current assets	454	407

Total current assets	38,957	34,277

Property and equipment, at cost:
Buildings and improvements	54,574	54,538
Furniture, fixtures and equipment	61,252	60,515
Expendable supplies	555	555

	116,381	115,608
Less accumulated depreciation	62,248	58,034

	54,133	57,574
Land	8,835	8,835

Land, property and equipment, net	62,968	66,409

Other assets, including restricted cash of $352 and $5,438	792	5,899

	$102,717	$106,585

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable —
Trade and other	$493	$411
General Partner and affiliates	458	3,142

Total accounts payable	951	3,553
Current maturities of long-term obligations	618	594
Accrued expenses	6,886	6,007
Other current liabilities	724	417

Total current liabilities	9,179	10,571
Long-term obligations	30,314	30,629
Long-term obligation to General Partner	10,111	9,832
Deferred incentive management fees payable to General Partner	8,726	7,544

Total liabilities	58,330	58,576

Minority interests	4,460	4,458

Commitments and contingencies
Partners’ capital (deficit):
General Partner	(609)	(430)
Limited Partners (135,600 Units issued and outstanding)	40,536	43,981

Total Partners’ capital	39,927	43,551

	$102,717	$106,585

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except Unit and per Unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Operating revenues:
Rooms	$8,462	$9,150	$12,843	$14,724
Food and beverage	2,579	2,686	3,942	3,822
Other operating departments	930	1,293	1,718	2,233

Total operating revenues	11,971	13,129	18,503	20,779

Operating expenses:
Rooms	1,780	2,009	3,133	3,674
Food and beverage	1,845	1,968	3,127	3,198
Other operating departments	174	199	298	358
Administrative and general	849	903	1,702	1,748
Related party management fees	988	1,137	1,794	2,024
Advertising and business promotion	636	748	1,154	1,413
Property maintenance and energy	704	649	1,270	1,380
Local taxes and insurance	1,147	1,143	2,268	2,270
Rent	32	106	62	164
Depreciation	2,111	2,022	4,214	4,044

Total operating expenses	10,266	10,884	19,022	20,273

Operating profit (loss)	1,705	2,245	(519)	506

Other expense:
Interest expense, net of interest income of $127, $598, $255 and $1,073	(638)	(593)	(1,281)	(1,112)

Net other expense	(638)	(593)	(1,281)	(1,112)

Income (loss) before minority interests	1,067	1,652	(1,800)	(606)
Minority interests in net income (loss)	(21)	(27)	(2)	(15)

Net income (loss)	$1,046	$1,625	$(1,802)	$(621)

Net income (loss) per Unit (135,600 Units issued and outstanding)	$7.71	$11.98	$(13.29)	$(4.58)

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)
(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 2001	$(430)	$43,981	$43,551
Cash distributions to Limited Partners	—	(1,822)	(1,822)
Net loss	(179)	(1,623)	(1,802)

Balance at June 30, 2002	$(609)	$40,536	$39,927

The accompanying notes are an integral part of this consolidated financial statement.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Operating Activities
Net loss	$(1,802)	$(621)
Adjustments to net loss:
Depreciation	4,214	4,044
Amortization of deferred loan fees	4	4
Interest expense on long-term obligation to General Partner	279	406
Minority interests in net loss	2	15
Changes in working capital:
Accounts receivable	(2,817)	(540)
Inventories	23	4
Prepaid expenses and other current assets	(47)	63
Trade and other accounts payable	82	76
Accounts payable — General Partner and affiliates	(2,648)	(2,157)
Accrued expenses and other current liabilities	1,186	354
Deferred incentive management fees payable to General Partner	1,146	1,622

Net cash provided by (used in) operating activities	(378)	3,270

Investing Activities
Additions to property and equipment	(773)	(1,086)
Decrease (increase) in restricted cash	5,086	(1,836)
Decrease in other assets	17	24

Net cash provided by (used in) investing activities	4,330	(2,898)

Financing Activities
Cash distributions	(1,822)	(1,822)
Repayment of long-term obligations	(291)	(270)

Net cash used in financing activities	(2,113)	(2,092)

Net increase (decrease) in cash and cash equivalents	1,839	(1,720)
Cash and cash equivalents — beginning of period	31,927	29,996

Cash and cash equivalents — end of period	$33,766	$28,276

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$1,255	$1,277

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Westin Hotels Limited Partnership, a Delaware limited partnership (the “Partnership”), and its subsidiary limited partnerships, The Westin St. Francis Limited Partnership (the “St. Francis Partnership”) and The Westin Chicago Limited Partnership (the “Chicago Partnership”) (collectively the “Hotel Partnerships”). The St. Francis Partnership owned and operated The Westin St. Francis in downtown San Francisco, California (the “St. Francis”) through April 26, 2000, and the Chicago Partnership owns and operates The Westin Michigan Avenue, Chicago in downtown Chicago, Illinois (the “Michigan Avenue”) (individually a “Hotel,” collectively the “Hotels”). All significant intercompany transactions and accounts have been eliminated.

      The consolidated financial statements and related information for the periods ended June 30, 2002 and June 30, 2001 are unaudited. In the opinion of the general partner of the Partnership (“General Partner”), all adjustments necessary for a fair statement of the results of these interim periods have been included. All such interim adjustments are of a normal recurring nature. The results of operations for the periods ended June 30, 2002 and June 30, 2001 should not be regarded as indicative of the results that may be expected for the full fiscal year ending December 31, 2002.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

REVPAR (revenue per available room)	$123.83	$133.89	$94.48	$108.32
Operating profit as a percentage of revenues:
Rooms	79.0%	78.1%	75.6%	75.1%
Food and beverage	28.5%	26.7%	20.7%	16.3%
EBITDA (in thousands)(1)	$3,957	$4,426	$3,997	$4,894

(1)	EBITDA represents net earnings before interest expense, income tax expense, depreciation and amortization. The General Partner considers EBITDA to be a measure of the Hotel’s operating performance due to the significance of the Hotel’s long-lived assets and because such data can be used to measure the Hotel’s ability to service debt, fund capital expenditures and pay cash distributions. EBITDA is not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States and such information should not be considered as an alternative to net income, cash flow from operations or any other performance measure prescribed by accounting principles generally accepted in the United States.

     Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001. The Michigan Avenue had net income of approximately $1,219,000 for the three months ended June 30, 2002, a 31.0% or $547,000 decrease in net income from the same period of 2001. EBITDA for the three months ended June 30, 2002 of $3,957,000 represents a 10.6% or $469,000 decrease from the same period of 2001.

      The Michigan Avenue’s rooms revenue for the three months ended June 30, 2002 were $8,462,000, which represents a 7.5% or $688,000 decrease from the same period of 2001. REVPAR for the three months ended June 30, 2002 was $123.83, a 7.5% decrease from the same period of 2001. The rooms revenue and REVPAR decreases were due to the continued decline in transient travel revenues with respect to both volume and average room rates as a result of the weakened U.S. and global economies and a higher percentage of discounted rate internet bookings, slightly offset by increased group bookings. The Michigan Avenue reported a decrease in average daily room rate of 9.7% to $160.10, while its occupancy rate experienced a marginal increase of 1.8 percentage points to 77.3%, attributed to the return of the group business. The Michigan Avenue’s rooms department profit margin for the three months ended June 30, 2002 slightly increased 90 basis points to 79.0% from the same period of 2001 due to the successful cost containment efforts implemented after the September 11 Attacks. It is difficult to predict how long the decline in operating performance, as a result of the weakened economy, will continue.

      The Michigan Avenue’s food and beverage revenue of $2,579,000 for the three months ended June 30, 2002 decreased approximately 4.0% or $107,000 as compared with the food and beverage revenue from the same period of 2001. The Michigan Avenue’s food and beverage department profit margin for the three months ended June 30, 2002 increased 1.8 percentage points to 28.5% as compared with 26.7% for the same period of 2001, as the food and beverage operations in the three months ended June 30, 2002, consisted primarily of banquet and catering revenues, which have a higher margin than the reduced room service and coffee bar revenues generated by the transient traveler.

      Other operating departments had revenue of approximately $930,000 for the three months ended June 30, 2002, an approximate $363,000 decrease over the same period of 2001, primarily resulting from decreased ancillary revenues (such as telecommunications) experienced due to lower transient bookings and the reduced cancellation fees.

      The Michigan Avenue’s operating expenses for the three months ended June 30, 2002 decreased 5.6% to $10,125,000. The decrease was due to reduced labor costs commensurate with lower sales volume and the cost containment efforts initiated by the Hotel after the September 11 Attacks. Management fees for the three months ended June 30, 2002 decreased approximately $149,000 from the same period of 2001 to $988,000 due to reduced Partnership Net Operating Cash Flow, as defined in the Partnership Agreement.

      Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001. The Michigan Avenue had a net loss of $1,474,000 for the six months ended June 30, 2002, compared to a net loss of $430,000 in the same period of 2001. EBITDA for the six months ended June 30, 2002 of $3,997,000 represents an 18.3% or $897,000 decrease from the same period of 2001.

      The Michigan Avenue’s rooms revenues for the six months ended June 30, 2002 were $12,843,000, which represent a 12.8% or $1,881,000 decrease when compared to the rooms revenues from the same period of 2001. REVPAR for the six months ended June 30, 2002 decreased 12.8% to $94.48 compared to $108.32 in the same period of 2001. This REVPAR decrease was due to the continued decline in transient travel revenues with respect to both volume and average rates as a result of the weakened U.S. and global economies and a higher percentage of discounted rate internet bookings, slightly offset by increased group bookings. The Michigan Avenue reported an average daily room rate of $148.95 and occupancy of 63.4% in the six months ended June 30, 2002. The Michigan Avenue’s rooms department profit margin for the six months ended June 30, 2002 was 75.6%, compared to 75.1% in the same period of 2001.

      The Michigan Avenue’s food and beverage revenues of $3,942,000 for the six months ended June 30, 2002 represent a $120,000 or 3.1% increase compared to the same period of 2001. This increase is due primarily to the banquet and catering revenues generated by the group bookings previously discussed. The Michigan Avenue’s food and beverage department profit margin for the six months ended June 30, 2002 increased 4.4 percentage points to 20.7% over the same period of 2001 as the mix of 2002 food and beverage operations (primarily banquet and room service) have higher profit margins than the room service and coffee bar operations mix of 2001.

      Other operating departments had revenues of $1,718,000 for the six months ended June 30, 2002, a $515,000 decrease over the same period of 2001, primarily resulting from decreased ancillary revenues and the reduced cancellation fees.

      The Michigan Avenue’s operating expenses for the six months ended June 30, 2002, decreased 7.0% to $18,720,000 million. The decrease was due to reduced labor costs commensurate with lower sales volume and cost containment efforts initiated by the Hotel in late 2001. Management fees for the six months ended June 30, 2002 decreased $230,000 over the same period of 2001 to $1,794,000 million due to reduced Partnership Net Operating Cash Flow, as defined in the Partnership Agreement.

Liquidity and Capital Resources

      As of June 30, 2002, the Partnership had cash and cash equivalents of $33,766,000, a $1,839,000 increase from December 31, 2001. The increase in cash during the six months ended June 30, 2002 was due, in part, to the reimbursement of payments for capital improvements from a restricted reserve account, offset by cash distributions to Limited Partners and a payment of the 2001 deferred management fees to Starwood. Total net cash used in operating activities for the six months ended June 30, 2002 was $378,000.

      Pursuant to the mortgage loan restructuring agreement (the “Restructuring Agreement”), the Partnership is required to make quarterly deposits to Furniture, Fixtures and Equipment (“FF&E”) Reserve Accounts, as defined in the Restructuring Agreement, based upon 5.0% of gross revenues through the maturity of the mortgage loan in 2006. The Michigan Avenue’s FF&E Reserve Account balance of $352,000 is included in other assets in the accompanying consolidated balance sheet as of June 30, 2002.

      The Restructuring Agreement also requires that the Hotel make deposits into a tax escrow account for payment of real and personal property taxes. The balance of this tax escrow account is included in cash and cash equivalents in the accompanying consolidated balance sheets.

      The Michigan Avenue spent $309,000 on capital expenditures during the three months ended June 30, 2002, ($773,000 in the six months ended June 30, 2002) primarily related to the completion of the Hotel lobby renovation. All capital projects have been approved by the mortgage loan lender, as required by the Restructuring Agreement.

      Principal payments of approximately $291,000 and interest payments of $1,255,000 were made on the mortgage loan during the six months ended June 30, 2002. Scheduled principal and interest payments for the remainder of 2002 total approximately $1,546,000.

      At this time, the Partnership anticipates that cash on hand and cash flow from operations will provide adequate funding for 2002 capital expenditures and principal and interest payments on the mortgage loan. Cash distributions of $6.72 per Unit were paid on March 16, 2002 and June 14, 2002. Future distributions will be based on Available Net Cash Flow, as defined in the Partnership Agreement, and are dependent upon the Net Cash Flow, as defined, generated by the Hotel and the adequacy of cash reserves. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership Agreement and will be distributed to the Partnership’s limited partners within 75 days of the end of the quarter.

PART II. OTHER INFORMATION

Item 5.	Other Information.

Affiliate Transactions

      The Partnership reimbursed the General Partner for third-party general and administrative expenses incurred on behalf of the Partnership totaling approximately $185,000 during the second quarter of 2002 primarily for investor relations and legal fees. Affiliates of the General Partner, acting as manager of the Hotel, received base management fees of approximately $420,000 in the second quarter of 2002. The Partnership accrued incentive management fees of approximately $568,000 for the second quarter of 2002. Marketing fees of approximately $180,000 were paid by the Partnership to the Hotel Manager for the second quarter of 2002.

Investor Relations

      The Partnership’s investor relations function is handled by Phoenix American Financial Services, Inc. at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for Phoenix American Financial Services, Inc. is 1-800-323-5888.

Unit Sales

      Through August 5, 2002, the General Partner has processed requests for the transfer of 1,358 Units. Sale requests processed through the date of this filing for 773 Units were in conjunction with tender offers at a range in price of $300.00 to $500.00 per Unit. The remaining 585 Unit sale requests were completed through limited partnership exchanges at a range in price of $250.00 to $628.00 per Unit. The per Unit sales prices are the actual contracted price agreed upon by the respective limited partner and new purchaser. This price does not reflect any reductions in the sales price due to distributions made to the limited partner, as specified by some of the mini-tender offers. Relying on the protection of the 5% safe harbor pursuant to Section 7704 of the Internal Revenue Code, the General Partner will suspend Unit sales once 6,848 transfer requests are completed. The General Partner, however, will continue to accept paperwork for Unit sales for processing in 2003.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits.

99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer(1)
99.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Accounting Officer(1)

(1)	Filed herewith.

(b) Reports on Form 8-K.

      Westin Hotels Limited Partnership filed the following Current Report on Form 8-K during the second quarter of 2002:

(i) Current Report on Form 8-K dated April 10, 2002, reporting under Item 4 and 7 changes in registrant’s certifying accountant.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTIN HOTELS LIMITED PARTNERSHIP
(a Delaware limited partnership)

By:	WESTIN REALTY CORP.,

Its sole General Partner

By:	/s/ THEODORE W. DARNALL

Theodore W. Darnall
President, Principal Executive Officer

By:	/s/ ALAN M. SCHNAID

Alan M. Schnaid
Vice President, Principal Accounting Officer

Date: August 5, 2002

Index to Exhibits

Exhibits.

99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer(1)
99.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Accounting Officer(1)

(1)	Filed herewith.