Form 10-Q
period 2002-09-30
WESTIN HOTELS LTD PARTNERSHIP
filed 2002-11-12
CIK 790549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from to

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

135,600 limited partnership Units issued and outstanding

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements:
	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statement of Partners’ Capital (Deficit)	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 4.	Controls and Procedures	10
PART II. OTHER INFORMATION
Item 5.	Other Information	11
Item 6.	Exhibits and Reports on Form 8-K	11

PART I. FINANCIAL INFORMATION

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(In thousands, except Unit data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $4,174 and $5,951.	$35,923	$31,927
Accounts receivable, net of allowance for doubtful accounts of $40 and $28	4,176	1,661
Inventories	250	282
Prepaid expenses and other current assets	467	407

Total current assets	40,816	34,277

Property and equipment, at cost:
Buildings and improvements	55,065	54,538
Furniture, fixtures and equipment	61,565	60,515
Expendable supplies	555	555

	117,185	115,608
Less accumulated depreciation	64,368	58,034

	52,817	57,574
Land	8,835	8,835

Land, property and equipment, net	61,652	66,409

Other assets, including restricted cash of $950 and $5,348.	1,368	5,899

	$103,836	$106,585

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable —
Trade and other	$456	$411
General Partner and affiliates	438	3,142

Total accounts payable	894	3,553
Current maturities of long-term obligations	631	594
Accrued expenses	7,660	6,007
Other current liabilities	673	417

Total current liabilities	9,858	10,571
Long-term obligations	30,151	30,629
Long-term obligation to General Partner	10,263	9,832
Deferred incentive management fees payable to General Partner	9,119	7,544

Total liabilities	59,391	58,576

Minority interests	4,480	4,458

Commitments and contingencies Partners’ capital (deficit):
General Partner	(682)	(430)
Limited Partners (135,600 Units issued and outstanding)	40,647	43,981

Total Partners’ capital	39,965	43,551

	$103,836	$106,585

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except Unit and per Unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Operating revenues:
Rooms	$8,150	$8,167	$20,993	$22,891
Food and beverage	2,162	1,745	6,104	5,567
Other operating departments	977	921	2,695	3,154

Total operating revenues	11,289	10,833	29,792	31,612

Operating expenses:
Rooms	1,873	1,798	5,006	5,472
Food and beverage	1,727	1,529	4,854	4,727
Other operating departments	173	192	471	550
Administrative and general	820	779	2,522	2,527
Related party management fees	788	1,121	2,582	3,145
Advertising and business promotion	582	621	1,736	2,034
Property maintenance and energy	715	648	1,985	2,028
Local taxes and insurance	850	856	3,118	3,126
Rent	32	35	94	199
Depreciation	2,120	2,022	6,334	6,066

Total operating expenses	9,680	9,601	28,702	29,874

Operating profit	1,609	1,232	1,090	1,738

Other expense:
Interest expense, net of interest income of $137, $214, $392 and $789	(640)	(600)	(1,921)	(1,712)

Net other expense	(640)	(600)	(1,921)	(1,712)

Income (loss) before minority interests	969	632	(831)	26
Minority interests in net income (loss)	(20)	(17)	(22)	(32)

Net income (loss)	$949	$615	$(853)	$(6)

Net income (loss) per Unit (135,600 Units issued and outstanding)	$7.00	$4.54	$(6.29)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)

(In thousands)
(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 2001	$(430)	$43,981	$43,551
Cash distributions to Limited Partners	—	(2,733)	(2,733)
Net loss	(252)	(601)	(853)

Balance at September 30, 2002	$(682)	$40,647	$39,965

The accompanying notes are an integral part of this consolidated financial statement.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Operating Activities
Net loss	$(853)	$(6)
Adjustments to net loss:
Depreciation	6,334	6,066
Amortization of deferred loan fees	7	7
Interest expense on long-term obligation to General Partner	431	585
Minority interests in net loss	22	32
Changes in working capital:
Accounts receivable	(2,515)	370
Inventories	32	7
Prepaid expenses and other current assets	(60)	90
Trade and other accounts payable	45	352
Obligations to General Partner and affiliates	(1,129)	100
Accrued expenses and other current liabilities	1,909	578

Net cash provided by operating activities	4,223	8,181

Investing Activities
Additions to property and equipment	(1,577)	(1,448)
Decrease (increase) in restricted cash	4,480	(2,528)
Decrease in other assets	44	23

Net cash provided by (used in) investing activities	2,947	(3,953)

Financing Activities
Cash distributions	(2,733)	(2,733)
Repayment of long-term obligations	(441)	(408)

Net cash used in financing activities	(3,174)	(3,141)

Net increase in cash and cash equivalents	3,996	1,087
Cash and cash equivalents — beginning of period	31,927	29,996

Cash and cash equivalents — end of period	$35,923	$31,083

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$1,878	$1,912

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

      The consolidated financial statements and related information for the periods ended September 30, 2002 and September 30, 2001 are unaudited. In the opinion of the general partner of the Partnership (“General Partner”), all adjustments necessary for a fair statement of the results of these interim periods have been included. All such interim adjustments are of a normal recurring nature. The results of operations for the periods ended September 30, 2002 and September 30, 2001 should not be regarded as indicative of the results that may be expected for the full fiscal year ending December 31, 2002.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      Certain statements contained in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include but are not limited to, statements relating to the Partnership’s objectives, strategies and plans and all statements (other than statements of historical fact) that address actions, events or circumstances that the Partnership or Hotel Partnerships or their respective general partners and their officers or directors expect, believe or intend will occur in the future. Forward looking statements are not guarantees of future performance and all such forward-looking statements involve risks, uncertainties and other factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, without limitation, risks and uncertainties associated with the following: the impacts of the September 11, 2001 terrorist attacks in New York, Washington, D.C. and Pennsylvania (the “September 11 Attacks”); competition within the lodging industry, both on a local and national level; general economic conditions, including the duration and severity of the recent downturn in the economy; the seasonality of the hotel business; general real estate and economic conditions; the availability of capital for renovations; changes in current laws, rules or regulations of government or other regulatory bodies; and the other risks and uncertainties set forth in the annual, quarterly and current reports of the Partnership. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

General

      The Michigan Avenue’s primary market focuses are on business travelers, conventions and other groups. The Hotel’s business activities generally follow national economic trends. The level of tourist business is influenced by the general global economic environment and political climate and, to a lesser extent, by the strength of the U.S. dollar in relation to foreign currencies. The Michigan Avenue generally experiences seasonal trends, with the lowest occupancy levels occurring during the first quarter, followed by higher occupancies during the last three quarters of the year.

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

      The Partnership Agreement requires that the General Partner use its best efforts to sell or refinance the Hotels by the end of 2001. On April 26, 2000, upon obtaining consent of a majority of the limited partners, the sale of the St. Francis was completed. In February 2001, the Partnership retained Jones Lang LaSalle Hotels, a nationally recognized broker (“JLL”), to market the Michigan Avenue for sale. In April 2001, formal marketing materials were distributed and discussions with several potential purchasers subsequently commenced. After the occurrence of the September 11 Attacks, certain of the most qualified potential purchasers indicated they would expect significant discounts on their preliminary offers made prior to the attacks. Based on the unstable and depressed hotel real estate market resulting from the weakened general worldwide economic environment, the General Partner did not feel that it was in the best interest of the limited partners to sell the Michigan Avenue in late 2001 or 2002.

      While the General Partner continues to explore a sale of the property, it has also engaged JLL to assist in exploring a refinancing and will continue to make efforts to pursue a sale or refinancing transaction that it believes is in the best interest of the limited partners.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

REVPAR (revenue per available room)	$117.96	$118.20	$102.39	$111.65
Operating profit as a percentage of revenues:
Rooms	77.0%	78.0%	76.2%	76.1%
Food and beverage	20.1%	12.4%	20.5%	15.1%
EBITDA (in thousands)(1)	$3,817	$3,383	$7,814	$8,277

(1)	EBITDA represents net earnings before interest expense, income tax expense, depreciation and amortization. The General Partner considers EBITDA to be a measure of the Hotel’s operating performance due to the significance of the Hotel’s long-lived assets and because such data can be used to measure the Hotel’s ability to service debt, fund capital expenditures and pay cash distributions. EBITDA is not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States and such information should not be considered as an alternative to net income, cash flow from operations or any other performance measure prescribed by accounting principles generally accepted in the United States.

     Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001. The Michigan Avenue had net income of approximately $1,073,000 for the three months ended September 30, 2002, a 48.0% or $348,000 increase in net income from the same period of 2001. EBITDA for the three months ended September 30, 2002 of $3,817,000 represents a 12.8% or $434,000 increase from the same period of 2001.

      The Michigan Avenue’s rooms revenue for the three months ended September 30, 2002 was $8,150,000 which represents a 0.2% or $17,000 decrease from the same period of 2001. REVPAR for the three months ended September 30, 2002 decreased slightly to $117.96, as compared to $118.20 in the same period of 2001. The rooms revenue and REVPAR decreases when compared to the prior year were due to the continued decline in transient travel revenues with respect to both volume and average room rates as a result of the weakened U.S. and global economies experienced in July and August of 2002, with noted increases in revenues for September of 2002 as compared to September 2001 as a result of the immediate impact of the September 11 Attacks on the prior year’s results. The Michigan Avenue reported a decrease in average daily room rate of 9.7% to $147.96, while its occupancy rate experienced an increase of 7.6 percentage points to 79.7%, attributed to the partial return of group business. The Michigan Avenue’s rooms department profit margin for the three months ended September 30, 2002 decreased by 100 basis points to 77.0% when compared to the same period of 2001. It is difficult to predict how long the decline in operating performance, as a result of the weakened economy, will continue.

      The Michigan Avenue’s food and beverage revenue of $2,162,000 for the three months ended September 30, 2002 increased approximately 23.9% or $417,000 as compared to $1,745,000 in the same period of 2001. This increase is primarily attributed to the additional spend resulting from the increase in occupancy in September 2002 as compared to September 2001. The Michigan Avenue’s food and beverage department profit margin for the three months ended September 30, 2002 increased 7.7 percentage points to 20.1% as compared with 12.4% for the same period of 2001, as the food and beverage operations in the three months September 30, 2002, consisted primarily of banquet and catering revenues, which have a higher profit margin than the room service and coffee bar revenues.

      The Michigan Avenue’s operating expenses for the three months ended September 30, 2002 remained primarily consistent at $9,591,000 as compared with $9,472,000 for the same period in 2001. Management fees for the three months ended September 30, 2002 decreased approximately $303,000 to $788,000 when compared to the same period of 2001 due to reduced Partnership Net Operating Cash Flow, as defined in the Partnership Agreement.

      Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001. The Michigan Avenue had a net loss of $401,000 for the nine months ended September 30, 2002, compared to net income of $295,000 in the same period of 2001. EBITDA for the nine months ended September 30, 2002 of $7,814,000 represents a 5.6% or $463,000 decrease from the same period of 2001.

      The Michigan Avenue’s rooms revenues for the nine months ended September 30, 2002 were $20,993,000, which represent a 8.3% or $1,898,000 decrease when compared to the rooms revenues from the same period of 2001. REVPAR for the nine months ended September 30, 2002 decreased 8.3% to $102.39 compared to $111.65 in the same period of 2001. This REVPAR decrease was due to the continued decline in transient travel revenues with respect to both volume and average rates as a result of the weakened U.S. and global economies and a higher percentage of discounted rate internet bookings, slightly offset by increased group bookings. The Michigan Avenue’s average daily room rate in the nine months ended September 30, 2002 decreased 10.9% to $148.56 when compared to the same period of 2001. Occupancy rates in the nine months ended September 30, 2002 increased 1.9 points to 68.9% when compared to the same period of 2001. The Michigan Avenue’s rooms department profit margin remained primarily consistent at 76.2% compared to 76.1% for the nine months ended September 30, 2002 and 2001, respectively.

      The Michigan Avenue’s food and beverage revenues of $6,104,000 for the nine months ended September 30, 2002 represent a $537,000 or 9.6% increase compared to the same period of 2001. This increase is due primarily to the banquet and catering revenues generated by the group bookings previously discussed. The Michigan Avenue’s food and beverage department profit margin for the nine months ended September 30, 2002 increased 5.4 percentage points to 20.5% over the same period of 2001 as food and beverage operations in the nine months ended September 30, 2002 consisted primarily of banquet and catering, which have higher profit margins than the room service and coffee bar operations.

      Other operating departments had revenues of $2,695,000 for the nine months ended September 30, 2002, a $459,000 decrease over the same period of 2001, primarily resulting from decreased ancillary revenues.

      The Michigan Avenue’s operating expenses for the nine months ended September 30, 2002 decreased 3.7% to $28,310,000 million. The decrease was due to reduced labor costs commensurate with lower sales volume and cost containment efforts initiated by the Hotel in late 2001. Management fees for the nine months ended September 30, 2002 decreased $484,000 over the same period of 2001 to $2,582,000 million due to reduced Partnership Net Operating Cash Flow, as defined in the Partnership Agreement.

Liquidity and Capital Resources

      As of September 30, 2002, the Partnership had cash and cash equivalents of $35,923,000, a $3,996,000 increase from December 31, 2001. The increase in cash during the nine months ended September 30, 2002 was due, in part, to the reimbursement of payments for capital improvements from a restricted reserve account, offset by cash distributions to Limited Partners and a payment of the 2001 deferred management fees to Starwood. Total net cash provided by operating activities for the nine months ended September 30, 2002 was $4,223,000.

      Pursuant to the mortgage loan restructuring agreement (the “Restructuring Agreement”), the Partnership is required to make quarterly deposits to Furniture, Fixtures and Equipment (“FF&E”) Reserve Accounts, as defined in the Restructuring Agreement, based upon 5.0% of gross revenues through the maturity of the mortgage loan in 2006. The Michigan Avenue’s FF&E Reserve Account balance of $950,000 is included in other assets in the accompanying consolidated balance sheet as of September 30, 2002.

      The Restructuring Agreement also requires that the Hotel make deposits into a tax escrow account for payment of real and personal property taxes. The balance of this tax escrow account is included in cash and cash equivalents in the accompanying consolidated balance sheets.

      The Michigan Avenue spent $804,000 on capital expenditures during the three months ended September 30, 2002 ($1,577,000 in the nine months ended September 30, 2002), primarily related to the completion of the Hotel lobby renovation. All capital projects have been approved by the mortgage loan lender, as required by the Restructuring Agreement.

      Principal payments of approximately $441,000 and interest payments of $1,878,000 were made on the mortgage loan during the nine months ended September 30, 2002. Scheduled principal and interest payments for the remainder of 2002 total approximately $773,000.

      At this time, the Partnership anticipates that cash on hand and cash flow from operations will provide adequate funding for 2002 capital expenditures and principal and interest payments on the mortgage loan. Cash distributions of $6.72 per Unit were paid on March 16, 2002, June 14, 2002 and September 13, 2002. Future distributions will be based on Available Net Cash Flow, as defined in the Partnership Agreement, and are dependent upon the Net Cash Flow, as defined, generated by the Hotel and the adequacy of cash reserves. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership Agreement and will be distributed to the Partnership’s limited partners within 75 days of the end of the quarter.

Item 4.	Controls and Procedures

      As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Partnership’s management, including the President, Principal Executive Officer and Vice President, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures. Based on that evaluation, the Partnership’s management, including the President, Principal Executive Officer and Vice President, concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II. OTHER INFORMATION

Item 5.	Other Information.

Affiliate Transactions

      The Partnership reimbursed the General Partner for third-party general and administrative expenses incurred on behalf of the Partnership totaling approximately $47,000 during the third quarter of 2002 primarily for investor relations and external legal fees. Affiliates of the General Partner, acting as manager of the Hotel, received base management fees of approximately $396,000 in the third quarter of 2002. The Partnership accrued incentive management fees of approximately $392,000 for the third quarter of 2002. Marketing fees of approximately $169,000 were paid by the Partnership to the Hotel Manager for the third quarter of 2002.

Investor Relations

      The Partnership’s investor relations function is handled by Phoenix American Financial Services, Inc. at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for Phoenix American Financial Services, Inc. is 1-800-323-5888.

Unit Sales

      Through November 5, 2002, the General Partner has processed requests for the transfer of 1,670 Units. Sale requests processed through the date of this filing for 783 Units were in conjunction with tender offers at a range in price of $300 to $500 per Unit. The remaining 887 Unit sale requests were completed through limited partnership exchanges at a range in price of $250 to $628 per Unit. The per Unit sales prices are the actual contracted price agreed upon by the respective limited partner and new purchaser. This price does not reflect any reductions in the sales price due to distributions made to the limited partner, as specified by some of the mini-tender offers. Relying on the protection of the 5% safe harbor pursuant to Section 7704 of the Internal Revenue Code, the General Partner will suspend Unit sales once 6,848 transfer requests are completed. The General Partner, however, will continue to accept paperwork for Unit sales for processing in 2003.

Item 6.     Exhibits and Reports on Form 8-K.

(a) Exhibits.

99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer(1)
99.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Accounting Officer(1)

(1)	Filed herewith

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the third quarter of 2002.

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

Alan M. Schnaid
Vice President

Date: November 5, 2002

I, Theodore W. Darnall, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Westin Hotels Limited Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002

/s/ THEODORE W. DARNALL

Theodore W. Darnall
President, Principal Executive Officer

I, Alan M. Schnaid, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Westin Hotels Limited Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002

/s/ ALAN M. SCHNAID

Alan M. Schnaid
Vice President

Exhibit Index

99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer(1)
99.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Accounting Officer(1)

(1)	Filed herewith