Form 10-K
period 2002-12-31
WESTIN HOTELS LTD PARTNERSHIP
filed 2003-03-21
CIK 790549

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐       No ☑

      Indicate the number of shares (Units) outstanding of each of the issuer’s classes of common stock (Units), as of the latest practicable date (applicable only to corporate issuers).

      135,600 limited partnership Units issued and outstanding as of March 17, 2003.

PART I

Forward-Looking Statements

      Certain statements contained in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, the sections of Items 1, 2 and 5 captioned “Business,” “Property” and “Market for Registrant’s Common Equity and Related Unitholder Matters” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements may include statements regarding the intent, belief or current expectations of the Partnership or Hotel Partnerships (as defined below) or their respective general partners and their officers or directors with respect to the matters discussed in this report. All such forward-looking statements involve risks, uncertainties and other factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, without limitation, the risks and uncertainties set forth below. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

Risks Relating to Hotel Operations

      We Are Subject to All the Operating Risks Common to the Hotel and Leisure Industry. Operating risks common to the hotel and leisure industry include:

•	changes in general economic conditions, including the severity and duration of the current economic downturn;

•	decreases in the level of demand for rooms and related services, including the recent reduction in business travel as a result of general economic conditions;

•	restrictive changes in zoning and similar land use laws and regulations or in health, safety and environmental laws, rules and regulations;

•	changes in travel patterns; and

•	changes in operating costs including, but not limited to, energy, insurance and labor costs.

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

      The Hotel Industry Is Seasonal in Nature. The hotel industry is seasonal in nature and the periods during which the Michigan Avenue experiences higher revenue vary. Our revenue historically has been lower in the first quarter than in the second, third or fourth quarters.

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

      Internet Reservation Channels. Some of the hotel rooms at the Michigan Avenue are booked through internet travel intermediaries such as Travelocity.com, Expedia, Inc. and Priceline.com, Inc.. As this percentage increases, these intermediaries may be able to obtain higher commissions or reduced room rates. Moreover, some of these internet travel intermediaries are attempting to commoditize hotel rooms, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to our lodging brands. Although most of our business is expected to be derived from traditional channels, if the amount of sales made through internet intermediaries increases significantly, the business and profitability of the Hotel may be significantly harmed.

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

Risks Relating to Disposition and Refinance Opportunities

      In February 2001, we retained Jones Lang LaSalle Hotels, a nationally recognized broker (“JLL”), to market the Michigan Avenue for sale. In April 2001, formal marketing materials were distributed and discussions with several potential purchasers subsequently commenced. After the occurrence of the September 11, 2001 terrorist attacks in New York, Washington, D.C. and Pennsylvania (the “September 11 Attacks”) and their aftermath, certain of the most qualified potential purchasers indicated they would expect significant discounts on their preliminary offers made prior to the attacks. Based on the unstable and depressed hotel real estate market resulting from the weakened general worldwide economic environment, the General Partner (as defined below) did not believe that it was in the best interest of the limited partners to sell the Michigan Avenue in late 2001 or 2002.

      The General Partner has also engaged JLL to assist in exploring a refinancing of our debt and has recently directed JLL to focus its efforts towards pursuing refinancing alternatives. The General Partner has had discussions with potential lenders with a goal of presenting a refinancing proposal to the limited partners later this year. There can be no assurance however, that such a proposal will be presented to the limited partners.

      The ultimate disposition of the Hotel (whether currently or in the future, whether or not a refinancing is effected) has a number of risks, including the following:

•	Net proceeds distributed to the limited partners after the sale may not exceed amounts previously offered to the limited partners in mini-tender offers.

•	We may be unable to find an acceptable buyer.

•	We may be unable to sell the Michigan Avenue at or above its most recent appraised value.

•	We may not be able to make a prompt distribution to the limited partners after the sale of the hotel.

      Effecting a refinancing of our debt has a number of risks, including the following:

•	We may be unable to obtain a satisfactory refinancing proposal.

•	The prepayment penalty on the existing debt may make it uneconomical to refinance even though current interest rates are very low.

•	The valuation of the Hotel in this unstable and depressed hotel real estate market may not support sufficient levels of debt to make refinancing attractive.

      Both a sale and a refinancing of the existing debt will require approval of the limited partners. Therefore, even if an individual limited partner were to be in favor of a particular transaction, it may still not be consummated if it does not receive the requisite vote of the limited partners as a whole.

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

Description of Business

      The Michigan Avenue is operated by Starwood as part of the full-service, upscale Westin hotel chain. Starwood owns, manages and franchises hotels throughout the world and the inclusion of the Hotel within its global system provides the benefits of name recognition, centralized reservations and advertising, system-wide marketing programs, centralized purchasing and training and support services. The hotel business in general is highly competitive. To the extent hotel capacity expands or demand for hotel accommodations decreases, competition will increase. The demand for particular accommodations and related services are subject to various factors, including, but not limited to, seasonal variance, changes in economic conditions, and changes in travel patterns and preferences (which may be affected by airline schedules, weather conditions or availability). Specific information regarding competitive conditions at the Michigan Avenue is set forth in Item 2, “Property.”

      The Hotel is managed by a wholly owned subsidiary of Starwood. Because Starwood also owns, operates, manages and franchises hotels under the St. Regis®, The Luxury Collection®, Sheraton®, W® and Four Points® by Sheraton brands, including other hotels in the Chicago area, potential conflicts of interest may exist. While Starwood and its affiliates have the right to own, operate and develop competing hotels, the general partners have a fiduciary duty to conduct the affairs of the Partnership and the Hotel Partnerships in the best interests of these entities and their partners.

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

      In February 2001, the Partnership retained JLL to market the Michigan Avenue for sale. In April 2001, formal marketing materials were distributed and discussions with several potential purchasers subsequently commenced. After the occurrence of the September 11 Attacks, certain of the most qualified potential purchasers indicated they would expect significant discounts on their preliminary offers made prior to the attacks. Based on the unstable and depressed hotel real estate market, resulting from the weakened general worldwide economic environment, the General Partner did not believe that it was in the best interest of the limited partners to sell the Michigan Avenue in late 2001 or 2002.

      The General Partner has also engaged JLL to assist in exploring a refinancing of the Partnership’s debt has recently directed JLL to focus its efforts towards pursuing refinancing alternatives. The General Partner has had discussions with potential lenders with a goal of presenting a refinancing proposal to the limited partners later this year. There can be no assurance however, that such a proposal will be presented to the limited partners.

Competitive Conditions

      Chicago’s hospitality industry continued to experience strong competition during 2002. For 2003, the Hotel believes that it can maintain its share of the market by emphasizing its premier “Magnificent Mile” location and its new and improved rooms, as well as the Heavenly Bed® and Heavenly BathSM Westin amenities. Significant growth for the Chicago market is not expected for 2003. There is another Westin hotel located at the O’Hare International Airport near Chicago and another in the financial district of downtown Chicago. The General Partner believes that neither is in direct competition with the Michigan Avenue and that their close proximity allows for efficiencies in both staffing and productivity. Starwood also operates the Sheraton Chicago Hotel and Towers in downtown Chicago, owns four hotels in downtown Chicago (two of which were rebranded to W Hotels in the latter half of 2001) and manages five properties in the Chicago metropolitan area under management agreements. These properties are not considered to be primary competitors due to differences in their locations, orientations or facilities.

Mortgage Loans

      On August 21, 1986, mortgage loans in the amount of $83,800,000 with respect to the St. Francis and $32,800,000 with respect to the Michigan Avenue were refinanced by Teacher Retirement System of Texas (the “Lender”). On June 2, 1994, the General Partner, on behalf of the Partnership, successfully completed a restructuring of the mortgage loans and entered into a restructuring agreement (“Restructuring Agreement”) with the Lender. On May 27, 1997, a second restructuring agreement modifying the existing mortgage loans on the Partnership’s Hotels was completed. The modifications to the mortgage loans consist primarily of a reduction of the effective interest rates, an extension of the maturity dates and revisions of prepayment penalties. On April 26, 2000, $99,433,000 of the mortgage loans and accrued interest was repaid in connection with the St. Francis sale. At December 31, 2002, the balance outstanding under the mortgage loan was $30,629,000. On March 1, 2003, the Partnership prepaid $5,000,000 on this mortgage loan, and has given notice to the lender of the intention to prepay an additional $5,000,000 of the loan balance on June 1, 2003.

Insurance

      The Michigan Avenue is covered by comprehensive general liability insurance, fire and extended property insurance (including earthquake coverage), business interruption, workers’ compensation, employer’s liability insurance, terrorism and such other insurance as is customarily obtained for similar properties.

      The Michigan Avenue participates in Starwood’s insurance program, whereby general liability, property, casualty, workers’ compensation and other insurance coverage premiums are paid through Starwood primarily to Zurich American Insurance Group and Westel Insurance Company, the latter being a wholly owned subsidiary of Starwood. See Note 9 of the financial statements.

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

Description

      The Michigan Avenue has 751 guest rooms (including 28 suites) and 19 meeting rooms. The Hotel has a fitness center and a business center, provides retail space for several specialty stores and a gift shop, and has an underground parking garage with 209 spaces. The Grill on the Alley, an upscale 300-seat restaurant and bar operated by Grill Concepts of California (“Grill Concepts”), opened in June 2000. Starwood owns 27.4% of the outstanding common stock of Grill Concepts and has rights to acquire additional shares of Grill Concepts pursuant to a subscription agreement. An employee of Starwood serves on the Board of Directors of Grill Concepts.

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

Capital Improvements

      In 2002, the Hotel spent $2,264,000 for capital expenditures. Of this amount, $1,732,000 was spent on the renovation of the lobby and front office; $241,000 on room lock upgrades; and $291,000 on various other projects, such as engineering equipment upgrades and telephone cabling. For discussion regarding the funding of these capital expenditures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

      No matters were submitted to a vote of the Unitholders during the fourth quarter of 2002.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Unitholder Matters.

      As of March 17, 2003, there were 6,710 holders of record of the 135,600 limited partnership units (“Units”).

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

      Beginning in 1996, the General Partner became aware of offers to purchase Units, which were mailed to limited partners, that have ranged from a low of $185 (in 1996) to a high of $1,119 (in 1999) per Unit. Recently, the General Partner became aware of offers to purchase Units in 2003 for prices ranging from $225 to $350 per Unit. For various reasons including limited revocability of offers, limited withdrawal rights, vague and ambiguous terms and price, the General Partner recommended that the limited partners not tender their Units under these recent offers.

      The following information reflects the Partnership’s records of the average and range of Unit sale prices to date as quoted in the Limited Partnership Exchanges:

	Average Per Unit	Range of Per Unit
	Sales Price(1)	Sales Price(1)

2001
(through November 20, 2001, when sales were suspended)	$542.63	$200.00 to $1,065.00
2002
2,563 units (through December 31, 2002)	$434.35	$250.00 to $628.00
2003
(through March 17, 2003)	$333.36	$225.00 to $465.00

(1)	The Per Unit Sales Price is the actual contracted price agreed upon by the respective limited partner and new purchaser. This balance does not reflect any reductions in the sales price due to subsequent distributions made to the limited partners, as specified by some of the mini-tender offers.

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

      As of March 17, 2003, the Partnership has pending Unit sale transfer requests totaling 533 Units for 2003. Unless cancelled by the transferor, each of these transfers will be processed and recorded on the books of the Partnership on March 31, 2003. The average price of these sales is $333.36 per Unit. If the Partnership reaches the safe harbor limits for Unit sale transfer requests in 2003, the General Partner will suspend its approval of any Unit sale transfer requests for the remainder of 2003.

      Cash distributions of $6.72 per Unit were paid to the limited partners on March 16, 2002, June 14, 2002, September 13, 2002 and December 13, 2002. Future distributions will be based on available Net Cash Flow, as defined in the Partnership Agreement and cash availability, if a refinancing of the Partnership’s debt can be effected. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership Agreement and will be distributed to the limited partners within 75 days of the end of the quarter.

      The Partnership Agreement required the General Partner to use its best efforts to sell or refinance the Hotels by the end of 2001. On January 18, 2000, the St. Francis Partnership entered into a definitive agreement to sell the St. Francis for gross proceeds of $243,000,000. Approval of the limited partners of record on February 15, 2000 was obtained and the St. Francis was sold on April 26, 2000. In February 2001, the Partnership retained JLL to market the Michigan Avenue for sale. In April 2001, formal marketing materials were distributed and discussions with several potential purchasers subsequently commenced. After the occurrence of the September 11 Attacks, certain of the most qualified potential purchasers indicated they would expect significant discounts on their preliminary offers made prior to the attacks. Based on the unstable and depressed hotel real estate market, resulting from the weakened general worldwide economic environ-

ment, the General Partner did not believe that it was in the best interest of the limited partners to sell the Michigan Avenue in late 2001 or 2002.

      The General Partner has also engaged JLL to assist in exploring a refinancing of the Partnership’s debt and has recently directed JLL to focus its efforts towards pursuing refinancing alternatives. The General Partner has had discussions with potential lenders with a goal of presenting a refinancing proposal to the limited partners later this year. There can be no assurance however, that such a proposal will be presented to the limited partners. See related risk factors in Part I — “Risks Relating to Disposition and Refinancing Opportunities.”

      The Partnership’s investor relations function is handled by Phoenix American Financial Services, Inc. (“Phoenix American”) at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for Phoenix American Financial Services, Inc. is 1-800-323-5888.

Disclosure Regarding Future Mini-Tender Offers

      Several mini-tender offers to purchase Units have been made during the last several years. The Partnership’s position with respect to these mini-tender offers have been announced in press releases and sent in letters to limited partners. In order to reduce the cost of responding to these mini-tender offers, the Partnership will no longer send responses to individual limited partners. The Partnership will continue to issue a press release and limited partners may contact Phoenix American to get information regarding the response. The response will also be posted under the WHLP tab on the Investor Relations tab on Starwood’s website (www.Starwood.com). Copies of the Partnership’s filings with the SEC will also be posted at that site.

Item 6.     Selected Financial Data.

      The following table sets forth selected financial information for the Partnership:

	Year Ended December 31,

	2002	2001	2000(1)		1999	1998

	(In thousands, except per Unit amounts)
Operating revenues:
Rooms	$28,943	$30,188	$58,232		$97,973	$94,724
Food and beverage	8,160	7,610	20,771		45,277	37,354
Other operating departments	3,615	4,117	7,873		13,047	12,158

Total operating revenues	40,718	41,915	86,876		156,297	144,236

Operating expenses:
Rooms	6,745	7,136	14,652		25,417	25,493
Food and beverage	6,453	6,264	16,109		35,189	26,946
Administrative, general and marketing	6,269	5,845	11,700		18,886	19,857
Management fees	4,126	3,974	5,358		13,300	9,949
Depreciation	8,555	8,124	7,222		11,679	10,190
Other	4,544	7,635	13,063		22,629	21,427

Total operating expenses	36,692	38,978	68,104		127,100	113,862

Operating profit	$4,026	$2,937	$18,772		$29,197	$30,374

Net income	$1,383	$559	$66,139	(2)	$16,831	$17,933
Net income per Unit	$10.20	$4.12	$487.75		$124.12	$132.25
Total assets	$104,233	$106,585	$109,272		$295,834	$285,661
Long-term obligations, net of current portion	$40,390	$40,461	$40,322		$166,049	$165,050
Deferred incentive management fees, net of current portion	$6,829	$7,544	$7,447		$29,532	$25,618
Distributions paid per Unit	$26.88	$26.88	$690.94		$95.00	$95.00

(1)	Includes St. Francis results through the sale date on April 26, 2000.

(2)	Includes $52,606 gain on the St. Francis sale.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

      The Hotel’s primary market focus is on business travelers, conventions and other groups. The Hotel’s business activities generally follow national economic trends. The level of tourist business is influenced by the general global economic environment and political climate and, to a lesser extent, by the strength of the U.S. dollar in relation to foreign currencies. Due to the economic slowdown, the Chicago hotel industry is not expected to experience significant growth in 2003. The Michigan Avenue continues to experience seasonal trends, with the lowest occupancy levels occurring during the first quarter, followed by higher occupancies during the last three quarters of the year.

Results of Operations

      Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discusses the Partnership’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those relating to revenue recognition, bad debts, inventories, plant, property and equipment, financing operations, commitments, contingencies and litigation.

      Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions and conditions.

      The Partnership believes the following to be its critical accounting policies:

      Revenue Recognition. The Michigan Avenue’s revenues are derived from its operations and include revenues from the rental of rooms, food and beverage sales, telephone usage and other service revenue. Revenue is recognized when rooms are occupied and services have been performed.

      Inventories. Inventories consist of food and beverage stock items as well as linens, china, glass, silver, utensils and guest room items (“Par Inventories”). The food and beverage inventory items are recorded at the lower of cost (first in, first out) or market. Significant purchases of Par Inventories are recorded at purchased cost and amortized to 50% of their cost over 36 months. Normal replacement purchases are expensed as incurred. Par Inventories are classified as a component of property and equipment.

      Property and Equipment. Property and equipment are recorded at cost. The cost of improvements that extend the life of property and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. Costs for normal repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful economic lives of 40 years for buildings; the remaining life of the building for building improvements; and 3 to 12 years for furniture and equipment. Gains or losses on the sale or retirement of assets are included in income when the assets are sold.

      The Partnership evaluates the carrying value of the Hotel’s long-lived assets for impairment by comparing the expected undiscounted future cash flows of the long-lived assets to their net book value to determine if the long-lived assets are impaired.

      This section analyzes significant fluctuations in items affecting the consolidated statements of income for the years ended December 31, 2002, 2001 and 2000.

2002 Compared with 2001

      The results of operations and key statistics below are for the Michigan Avenue only and do not include the costs related to Partnership administration.

	Year Ended
	December 31,

	2002	2001

REVPAR (revenue per available room)	$105.59	$110.13
Operating profit as a percentage of revenues:
Rooms	76.70%	76.36%
Food and beverage	20.91%	17.69%
EBITDA (in thousands)(1)	$13,062	$11,725

(1)	EBITDA represents net earnings before interest expense, income tax expense, depreciation, amortization and minority interests. The General Partner considers EBITDA to be a measure of the Partnership’s operating performance due to the significance of the Partnership’s long-lived assets and because such data can be used to measure the Partnership’s ability to service debt, fund capital expenditures and pay cash distributions. EBITDA is not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States and such information should not be considered as an alternative to net income, cash flow from operations or any other performance measure prescribed by accounting principles generally accepted in the United States.

     The following table represents a reconciliation of net income to EBITDA (in thousands):

	2002	2001

Net income	$2,003	$1,052
Depreciation	8,555	8,124
Interest expense	2,504	2,549

EBITDA	$13,062	$11,725

      The Michigan Avenue had operating profit of $4,506,000 for the year ended December 31, 2002, a 25.1% or $905,000 increase from 2001. EBITDA for the year of $13,062,000 represents an 11.4 % or $1,337,000 increase from 2001.

      The Michigan Avenue’s revenues were $40,718,000 for the year ended December 31, 2002 compared to $41,915,000 in 2001. The decrease was primarily due to a 4.1% or $1,245,000 decrease in rooms revenue for the year ended December 31, 2002 to $28,943,000 when compared to the prior year. REVPAR for 2002 was $105.59 as compared to $110.13 in 2001. The Michigan Avenue reported an average daily room rate of $151.86 and occupancy of 69.5% in the year ended December 31, 2002 as compared to $166.33 and 66.2%, respectively, in 2001. The REVPAR and rooms revenue decreases are due to the weakened U.S. and global economies and are commensurate with the drop in rates at the competitive set of hotels. Furthermore, the mix of existing customers included more transient travelers in 2002, who usually pay lower average rates than the lost group business revenues. The 3.3 percentage points increase in occupancy is attributed to an increase in transient business from 2001. The Michigan Avenue’s rooms department profit margin for 2002 was 76.70%, in line with 2001.

      The Michigan Avenue’s food and beverage revenue of $8,160,000 for 2002 represents a $550,000 or 7.2% increase compared to 2001. This increase is due primarily to the increased consumption associated with the increase in occupancy rates. The Michigan Avenue’s food and beverage department profit margin for 2002 increased 3.22 percentage point to 20.91% from 2001 due to the mix of revenues, which consisted primarily of high-margin banquet and catering services, as compared to the lower margin room service or coffee bar revenues.

      Other operating departments had revenue of $3,615,000 for the year ended December 31, 2002, a $502,000 decrease from 2001, primarily resulting from decreased ancillary revenues experienced as a result of lower group business and fewer cancellation fees in 2002 when compared to 2001.

      The Michigan Avenue’s operating expenses for 2002 decreased 5.5% or $2,101,000 to $36,212,000. The decrease primarily resulted from a $3,024,000 property tax refund and cost-containment efforts established immediately after the September 11 Attacks, partially offset by increased depreciation expense resulting from 2001 and 2002 renovations and an increase in management fees. Management fees for the year ended December 31, 2002 increased 5.7% or $223,000 in 2002 to $4,125,000 when compared to 2001 due to improved Partnership Net Operating Cash Flow, as defined in the Partnership Agreement, primarily resulting from lower capital expenditures in 2002 and the property tax refund discussed above.

      In addition to the operating expenses related to the Michigan Avenue discussed above, the Partnership also incurred $480,000 and $664,000 of costs for the years ended December 31, 2002 and 2001, respectively, for investor relations, professional services and other fees which are included in the consolidated results of operations.

2001 Compared with 2000

      The Partnership. The Partnership’s operating revenues and operating profit of $41,915,000 and $2,937,000, respectively, for the year ended December 31, 2001 decreased $44,961,000 and $15,835,000, respectively, over the year ended December 31, 2000 due to the sale of the St. Francis in April 2000, the general economic downturn and the unprecedented declines in the hospitality industry experienced after the September 11 Attacks. Net income decreased $65,580,000 due primarily to the $52,606,000 gain on the sale of the St. Francis recognized in 2000 and the economic downturn in 2001 discussed above, partially offset by higher interest expense associated with the St. Francis debt through April 2000.

      The Michigan Avenue. Due to the sale of the St. Francis on April 26, 2000, the results of operations and key statistics presented and discussed below are for the Michigan Avenue only.

	Year Ended
	December 31,

	2001	2000

REVPAR (revenue per available room)	$110.13	$126.87
Operating profit as a percentage of revenues:
Rooms	76.36%	76.71%
Food and beverage	17.69%	19.78%
EBITDA (in thousands)	$11,725	$16,299

      The following table represents a reconciliation of net income to EBITDA (in thousands):

	2001	2000

Net income	$1,052	$6,485
Depreciation	8,124	7,222
Interest expense	2,549	2,592

EBITDA	$11,725	$16,299

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

      The Michigan Avenue’s food and beverage revenue of $7,610,000 for 2001 represents a $1,487,000 or 16.3% decrease compared to 2000. This decrease is due primarily to the transfer of the Hotel’s restaurant operations to Grill Concepts in June 2000 under an operating lease as well as lost banquet revenue associated with cancelled conventions, lost catering revenues due to cancellations of corporate annual holiday parties and reduced group bookings. As a result of the operating lease, the Hotel reports restaurant lease revenue in other operating departments revenue. The Michigan Avenue’s food and beverage department profit margin for 2001 decreased 2.09 percentage points to 17.69% from 2000 due to the lost high-margin banquet and catering services, which were a direct result of the cancelled conventions and group bookings noted above.

      Other operating departments had revenue of $4,117,000 for the year ended December 31, 2001, a $313,000 decrease from 2000, primarily resulting from decreased ancillary revenues (such as telecommunications) experienced due to lower group bookings and waiving of cancellation fees after the September 11 Attacks, partially offset by the additional lease revenues discussed above.

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

      In addition to the operating expenses related to the Michigan Avenue discussed above, the Partnership also incurred $664,000 and $695,000 of costs for the years ended December 31, 2001 and 2000, respectively, for investor relations, professional services and other fees, which are included in the consolidated results of operations.

Liquidity and Capital Resources

      As of December 31, 2002, the Partnership had cash and cash equivalents of approximately $39,236,000, a $7,309,000 increase from December 31, 2001. This increase is primarily due to the property tax refund discussed earlier, cost-containment efforts established immediately after the September 11 Attacks and reduced capital expenditures. During 2002, total net cash provided by operating activities was $9,840,000.

      In 2002, a total of $2,002,000 was deposited into the Furniture, Fixtures and Equipment (“FF&E”) Reserve Account as required by the Restructuring Agreement. The balance in this account, together with interest of $43,000, is included in other assets in the accompanying consolidated balance sheet. The consolidated balance sheets also include a tax escrow account. The balance in the tax escrow account, together with interest of $67,000, is restricted and included in cash and cash equivalents in the accompanying consolidated balance sheet.

      A total of $2,264,000 was spent for capital improvements in 2002 for the Michigan Avenue. Of this amount, $1,732,000 was spent on the renovation of the lobby and front office; $241,000 on room lock upgrades; and the remaining $291,000 on various other projects, such as engineering equipment upgrades and telephone cabling.

      Capital improvements in 2003 are expected to total approximately $2,293,000. Approximately $1,177,000 is expected to be spent on meeting space and corridor upgrades; $468,000 for continued renovation of the lobby and $648,000 for engineering and computer enhancements. All capital projects are subject to approval by the Lender and the General Partner.

      The Michigan Avenue mortgage loan, as restructured, provides for scheduled principal and interest payments of $3,093,000 in 2003. On March 1, 2003, the Partnership prepaid $5,000,000 on this mortgage loan, and has given notice to the lender of the intention to prepay an additional $5,000,000 of the loan balance on June 1, 2003.

      The following represents cash distributions made in 2002, 2001 and 2000:

Distributions
per Unit

2002
March 16	$6.72
June 14	$6.72
September 13	$6.72
December 13	$6.72
2001
March 15	$6.72
June 14	$6.72
September 13	$6.72
December 14	$6.72

Distributions
per Unit

2000
March 14	$23.75
May 24	$630.00 (a)
June 14	$23.75
September 14	$6.72
December 14	$6.72

(a)	Reflects the payout of net cash proceeds received from the St. Francis sale in accordance with the terms of the Partnership Agreement.

     At this time, the General Partner anticipates that the cash on hand and cash flow from operations will provide adequate funding for payments on the remaining mortgage loan and 2003 capital expenditures. In addition, barring any unforeseen adverse occurrence, the General Partner anticipates that the Partnership will be in a position to continue regular distributions to the limited partners at an annual level of $26.88 per Unit in 2003. On March 16, 2003, $6.72 per Unit was distributed to Unitholders of record on December 31, 2002. Future distributions will be based on available Net Cash Flow, as defined in the Partnership Agreement and cash availability, if a refinancing of the Partnership’s debt can be affected. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership Agreement and will be distributed to the limited partners within 75 days of the end of the quarter.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

      The Partnership is exposed to market risk on its financial instruments from changes in interest rates. The Partnership does not use financial instruments for trading or speculative purposes or to manage interest rate risk. A hypothetical 1% change in interest rates would result in an increase or decrease in interest expense of approximately $110,000.

      The Partnership’s financial instruments consist primarily of a variable rate note and fixed rate debt. The Partnership’s debt at December 31, 2002 consisted of notes payable to the General Partner and a mortgage loan.

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

      Not applicable.

REPORT OF INDEPENDENT AUDITORS

To Westin Hotels Limited Partnership:

We have audited the accompanying consolidated balance sheet of the Westin Hotels Limited Partnership and subsidiaries (the “Partnership”) (a Delaware limited partnership) as of December 31, 2002, and the related consolidated statements of income, partners’ capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 1, 2002, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Westin Hotels Limited Partnership and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

New York, New York

March 12, 2003

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(In thousands, except Units)

	December 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $3,143 and $5,951.	$39,236	$31,927
Accounts receivable, net of allowance for doubtful accounts of $56 and $28	2,318	1,661
Inventories	349	282
Prepaid expenses and other current assets	294	407

Total current assets	42,197	34,277

Property and equipment, at cost:
Buildings and improvements	55,597	54,538
Furniture, fixtures and equipment	62,275	61,070

	117,872	115,608
Less accumulated depreciation	66,589	58,034

	51,283	57,574
Land	8,835	8,835

Land, property and equipment, net	60,118	66,409

Other assets, including restricted cash of $1,522 and $5,438	1,918	5,899

	$104,233	$106,585

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable —
Trade and other	$403	$411
General Partner and affiliates	3,797	3,142

Total accounts payable	4,200	3,553
Current maturities of long-term obligations	643	594
Accrued expenses	5,844	6,007
Other current liabilities	527	417

Total current liabilities	11,214	10,571
Long-term obligations	29,986	30,629
Long-term obligation to General Partner	10,404	9,832
Deferred incentive management fees payable to General Partner	6,829	7,544

Total liabilities	58,433	58,576

Minority interests	4,511	4,458

Commitments and contingencies
Partners’ capital (deficit):
General Partner	(747)	(430)
Limited Partners (135,600 Units issued and outstanding)	42,036	43,981

Total Partners’ capital	41,289	43,551

	$104,233	$106,585

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except Unit data)

	Year Ended December 31,

	2002	2001	2000

Operating revenues:
Rooms	$28,943	$30,188	$58,232
Food and beverage	8,160	7,610	20,771
Other operating departments	3,615	4,117	7,873

Total operating revenues	40,718	41,915	86,876

Operating expenses:
Rooms	6,745	7,136	14,652
Food and beverage	6,453	6,264	16,109
Other operating departments	633	713	2,177
Administrative and general	3,873	3,360	6,290
Related party management fees	4,126	3,974	5,358
Advertising and business promotion	2,396	2,485	5,410
Property maintenance and energy	2,635	2,609	4,848
Local taxes, insurance and rent	1,276	4,313	6,038
Depreciation	8,555	8,124	7,222

Total operating expenses	36,692	38,978	68,104

Operating profit	4,026	2,937	18,772

Other income (expense):
Interest expense, net of interest income of $486, $954 and $1,882	(2,590)	(2,329)	(5,048)
Gain on sale of the St. Francis	—	—	52,606

Net other income (expense)	(2,590)	(2,329)	47,558

Income before minority interests	1,436	608	66,330
Minority interests in net income	(53)	(49)	(191)

Net income	$1,383	$559	$66,139

Net income per Unit (135,600 Units issued and outstanding)	$10.20	$4.12	$487.75

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

(In thousands)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 1999	$(2,926)	$77,116	$74,190
Cash distributions	—	(93,692)	(93,692)
Net income	2,795	63,344	66,139

Balance at December 31, 2000	(131)	46,768	46,637
Cash distributions	—	(3,645)	(3,645)
Net income (loss)	(299)	858	559

Balance at December 31, 2001	(430)	43,981	43,551
Cash distributions	—	(3,645)	(3,645)
Net income (loss)	(317)	1,700	1,383

Balance at December 31, 2002	$(747)	$42,036	$41,289

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2002	2001	2000

Operating Activities
Net income	$1,383	$559	$66,139
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of the St. Francis	—	—	(52,606)
Depreciation	8,555	8,124	7,222
Amortization of deferred loan fees	9	9	38
Interest expense on long-term obligation to General Partner	572	734	1,862
Minority interests in net income	53	49	191
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(657)	1,603	607
Inventories	(67)	34	(30)
Prepaid expenses and other current assets	113	(114)	139
Trade and other accounts payable	(8)	175	(22,265)
Accounts payable — General Partner and affiliates	(60)	478	(1,686)
Accrued expenses and other current liabilities	(53)	(487)	804

Net cash provided by operating activities	9,840	11,164	415

Investing Activities
Additions to property and equipment	(2,264)	(1,987)	(18,437)
Net proceeds from sale of the St. Francis	—	—	232,981
Decrease (increase) in long-term restricted cash	3,916	(3,099)	2,846
Decrease (increase) in other assets	56	48	(211)

Net cash provided by (used in) investing activities	1,708	(5,038)	217,179

Financing Activities
Cash distributions	(3,645)	(3,645)	(93,692)
Repayment of long-term obligations	(594)	(550)	(133,531)

Net cash used in financing activities	(4,239)	(4,195)	(227,223)

Net increase (decrease) in cash and cash equivalents	7,309	1,931	(9,629)
Cash and cash equivalents — beginning of period	31,927	29,996	39,625

Cash and cash equivalents — end of period	$39,236	$31,927	$29,996

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$2,498	$2,544	$18,701

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

      Basis of Presentation. The accompanying consolidated financial statements include the accounts of Westin Hotels Limited Partnership, a Delaware limited partnership (the “Partnership”), and its subsidiary limited partnerships, The Westin St. Francis Limited Partnership (the “St. Francis Partnership”) and The Westin Chicago Limited Partnership (the “Chicago Partnership”) (collectively the “Hotel Partnerships”). The St. Francis Partnership owned and operated The Westin St. Francis in downtown San Francisco, California (the “St. Francis”) until it was sold in April 26, 2000, and the Chicago Partnership owns and operates The Westin Michigan Avenue, Chicago (formerly The Westin Hotel, Chicago) in downtown Chicago, Illinois (the “Michigan Avenue”) (individually a “Hotel,” collectively the “Hotels”). All significant intercompany transactions and accounts have been eliminated.

      In February 2001, the Partnership retained Jones Lang LaSalle Hotels, a nationally recognized broker (“JLL”), to market the Michigan Avenue for sale. In April 2001, formal marketing materials were distributed and discussions with several potential purchasers subsequently commenced. After the occurrence of the September 11 Attacks, certain of the most qualified potential purchasers indicated they would expect significant discounts on their preliminary offers made prior to the attacks. Based on the unstable and depressed hotel real estate market, resulting from the weakened general worldwide economic environment, the General Partner (as defined below) did not believe that it was in the best interest of the limited partners to sell the Michigan Avenue in late 2001 or 2002.

      The General Partner has also engaged JLL to assist in exploring a refinancing of the Partnership’s debt and has recently directed JLL to focus its efforts towards pursuing refinancing alternatives. The General Partner has had discussions with potential lenders with a goal of presenting a refinancing proposal to the limited partners later this year. There can be no assurance however, that such a proposal will be presented to the limited partners.

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

      Inventories. Inventories consist of food and beverage stock items as well as linens, china, glass, silver, utensils and guest room items (“Par Inventories”). The food and beverage inventory items are recorded at the lower of cost (first in, first out) or market. Significant purchases of Par Inventories are recorded at purchased cost and amortized to 50% of their cost over 36 months. Normal replacement purchases are expensed as incurred. Par Inventories are classified as a component of property and equipment.

      Property and Equipment. Depreciation of property and equipment is provided on the straight-line method over the assets’ estimated useful lives as follows:

Buildings	40 years
Building improvements	Remaining life of building
Furniture, fixtures and equipment	3 to 12 years

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In the event that facts and circumstances indicate that the cost of property and equipment may be impaired, an evaluation of recoverability would be performed. This evaluation would include the comparison of the future estimated undiscounted cash flows associated with the assets to the carrying amount of these assets to determine if a write-down to fair value is required.

      Revenue Recognition. The Partnership’s revenues are primarily derived from hotel operations, including the rental of rooms and food and beverage sales. Generally, revenues are recognized when the services have been rendered.

      Income Taxes. The Partnership does not record any provision for federal and state income taxes in its consolidated financial statements. All items of income, gain, loss, deduction or credit for federal and state income tax purposes are allocated to the partners of the Partnership for inclusion in their individual income tax returns. The reported amounts of the Partnership’s net assets and liabilities exceeded the related tax bases by approximately $16,145,000 and $18,692,000 at December 31, 2002 and 2001, respectively.

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

      Impact of Recently Issued Accounting Standards. In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The new rules apply to the classification and impairment analysis conducted on long-lived assets other than intangible assets and became effective January 1, 2002. The new rules provide a single accounting treatment for the impairment of long-lived assets and implementation guidance regarding impairment calculations. The adoption of SFAS No. 144 did not have a material impact on the Partnership.

      There were various other accounting standards and interpretations issued during 2002, none of which are expected to have a material impact on the Partnership’s financial position, operations or cash flows.

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

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interests, valued at $135,600,000, to the Partnership in exchange for all of the limited partnership interests in the Partnership. Westin Realty then sold these limited partnership interests in a public offering. The remaining 8.38% interest in the Hotel Partnerships was retained by the predecessor owners, subsidiaries of Westin.

      On January 2, 1998, Starwood completed the acquisition of Westin Hotels & Resorts Worldwide, Inc. (“Westin Worldwide”) (the “Westin Acquisition”). Westin Realty, St. Francis Hotel Corporation (“St. Francis Corp.”) and 909 North Michigan Avenue Corporation (“909 Corp.”), each formerly wholly owned subsidiaries of Westin Worldwide, are now wholly owned subsidiaries of Starwood. The Westin Acquisition did not change the structure of the general partners’ and limited partners’ ownership interest in either the Partnership or the Hotel Partnerships.

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

      Except for the following restrictions outlined in the mortgage loan restructuring agreement completed in June 1994 (hereinafter this agreement and any amendments to it are referred to as the “Restructuring Agreement”), Net Cash Flow of the Partnership, as defined in the Partnership Agreement, is distributed first to the limited partners until certain preferential distributions are achieved and then allocated to both the general partners and limited partners depending on factors related to the source of the Net Cash Flow and cash distributions as specified in the Partnership Agreement. The Restructuring Agreement permitted distributions beginning in 1997 once the Hotels had achieved certain performance levels in the three years prior to 1997. Aggregate distributions of $3,645,000, $3,645,000 and $93,692,000 (including $85,428,000 relating to the net cash proceeds from the sale of the St. Francis) were made to the limited partners in each of the years ended December 31, 2002, 2001 and 2000, respectively.

Note 3.	The St. Francis Sale

      On April 26, 2000, upon obtaining consent of a majority of the limited partners, the sale of the St. Francis was completed for gross proceeds of $243,000,000, resulting in a gain of $52,606,000 after transaction costs. In accordance with the Partnership Agreement, $159,000,000 of the proceeds were used to repay the St. Francis’ portion of the mortgage loans, which was secured by the St. Francis; the St. Francis portion of the subordinated note due to the General Partner; deferred incentive management fees related to the St. Francis; and costs and expenses related to the sale. The remaining proceeds of $84,000,000 and additional Partnership cash of approximately $1,428,000 were distributed to the limited partners.

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited pro forma results reflect the sale of the St. Francis as if it had been sold at the beginning of the period presented and do not purport to present what actual results would have been had the sale, in fact, occurred at the beginning of the period presented:

Year Ended
December 31, 2000

(In thousands, except
per Unit amount)
Operating revenues	$48,397
Operating profit	$8,381
Net income	$6,657
Net income per Unit	$49.09

Note 4.	Accrued Expenses

      Accrued expenses include the following at December 31 (In thousands):

	2002	2001

Salaries, wages and other related benefits	$869	$908
Estimated property and other taxes	3,877	4,038
Other	1,098	1,061

Total	$5,844	$6,007

Note 5.	Long-Term Obligations

      Long-term obligations include the following at December 31 (In thousands):

	2002	2001

Mortgage loans bearing effective interest at 8.06%	$30,629	$31,223
Less current maturities	643	594

Total	$29,986	$30,629

Note payable to the General Partner, bearing interest at prime plus 1% (5.25% at December 31, 2002) (see Note 9)	$10,404	$9,832

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

      Through November 30, 1999, the restructured loans required the payment of interest only each quarter in arrears. From December 1, 1999 to November 30, 2006, the loans require combined payments of principal and interest each quarter in arrears, in such amount necessary to repay the principal balance of each note (together with interest at the fixed interest rate) on the basis of a 25-year amortization schedule. Annual payments of principal and interest on the remaining Michigan Avenue mortgage loan are $3,093,000, payable quarterly through December 1, 2006, at which time the remaining outstanding principal balance plus all accrued and unpaid interest is due and payable. On March 1, 2003, the Partnership prepaid $5,000,000 on this mortgage

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loan, and has given notice to the lender of the intention to prepay an additional $5,000,000 of the loan balance on June 1, 2003.

      As required by the Restructuring Agreement, deposits to the Furniture, Fixtures and Equipment Reserve Accounts (“FF&E Escrow Accounts”) for 2002 and 2001 totaled $2,002,000 and $2,958,000, respectively. FF&E Escrow Accounts are included in other assets in the accompanying balance sheets. Interest earned on the FF&E Escrow Accounts was $43,000, $144,000 and $284,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      As required by the Restructuring Agreement, $522,000 and $3,657,000 was deposited to tax escrow accounts in 2002 and 2001, respectively. These accounts are used to pay real and personal property taxes as they become due. The tax escrow accounts are included in cash and cash equivalents in the accompanying consolidated balance sheets.

      Scheduled principal payments on the mortgage loan are $643,000 in 2003, $697,000 in 2004, $755,000 in 2005 and $28,534,000 in 2006, excluding the two $5,000,000 prepayments discussed above.

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

      The Hotel Partnerships participate in 401(k) plans (the “Plans”), sponsored by Starwood, an affiliate of the General Partner. The Plans allow for voluntary contributions by employees that meet certain age and service requirements. Each participant may contribute on a pretax basis between 1% and 18% of his or her compensation to the Plans. The Plans also contain additional provisions for matching and/or profit sharing contributions, both of which are based on a portion of a participant’s eligible compensation. The amount of expense for matching contributions totaled $64,000 in 2002, $66,000 in 2001 and $106,000 in 2000.

Note 7.	Operating Leases

      The Hotel rents various property and equipment under operating leases. Minimum future rents under the operating leases in effect at December 31, 2002 are $59,000 for 2003, $17,000 for 2004 and $7,000 for 2005.

      Rental expense for operating leases, including short-term leases, was $89,000, $158,000 and $285,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      The Hotel also rents restaurant, gift shop and retail space to third-party vendors under operating leases. Minimum annual rental income under the operating leases in effect at December 31, 2002 are as follows (in thousands):

2003	$975,000
2004	$996,000
2005	$906,000
2006	$869,000
2007	$870,000
Thereafter	$2,268,000

      Rental income from operating leases, including contingent rental income, was $1,923,000, $1,767,000 and $1,230,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Westin Realty is responsible for the management and administration of the Partnership. In accordance with the Partnership Agreement, the Partnership reimburses Westin Realty for expenses in connection with such services, which totaled approximately $467,000 in 2002, $725,000 in 2001 and $668,000 in 2000.

      Subsidiaries of Starwood, an affiliate of the General Partner, manage the Michigan Avenue under a long-term management agreement, which expires in December 2026 and managed the St. Francis on behalf of the Partnership prior to its sale on April 26, 2000. Base management fees earned by the managers were approximately $1,426,000 in 2002, $1,467,000 in 2001 and $3,134,000 in 2000. The managers also earn incentive management fees of 20% of annual Net Operating Cash Flow, as defined in the management agreement. Earned incentive management fees, including the incentive management fees earned prior to the sale of the St. Francis on April 26, 2000, totaled approximately $2,700,000 in 2002, $2,507,000 in 2001 and $2,224,000 in 2000. The portion of the 2000 incentive management fees earned attributable to the St. Francis of $1,910,000, was paid from the proceeds of the sale of the St. Francis. Incentive management fee payments are subordinate to the limited partners receiving certain preferential returns. The 2002 incentive management fees as well as approximately $752,000 of previous years’ incentive management fees were paid in the first quarter of 2003. Deferred incentive management fees bear no interest and are payable from the proceeds of a sale or refinancing of the Hotel or available Net Cash Flow, as defined. Determining the fair value of the deferred incentive management fee liability is not practicable due to uncertainty as to when the liability will be paid; however, the fair value of the liability does not exceed the carrying amount.

      The Partnership paid marketing fees to Starwood and affiliates totaling approximately $611,000 in 2002, $629,000 in 2001 and $1,650,000 in 2000. Additionally, the Hotels paid approximately $1,856,000, $1,852,000 and $6,370,000 in 2002, 2001 and 2000, respectively, to the General Partner for services provided by the General Partner primarily in connection with property and workers’ compensation insurance, systems support, reservations and advertising.

      As disclosed in Note 5, at December 31, 2002, the subordinated loan from Westin Realty to the Partnership totaled $10,404,000, which includes $5,404,000 of accrued interest. At December 31, 2001, the balance was $9,832,000 and included $4,832,000 of accrued interest. Interest expense on this loan was $572,000, $734,000 and $1,862,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Payments on the subordinated loan are due on the fifteenth anniversary of each advance with the first payment due in June 2009. Upon the sale of the St. Francis, the portion of the loan attributable to the St. Francis ($32,900,000) was paid in full.

      In June 2000, the Michigan Avenue transferred the operations of its restaurant, The Grill on the Alley, to Grill Concepts of California (“Grill Concepts”). Starwood owns 27.4% of the outstanding common stock of Grill Concepts and has rights to acquire additional shares of Grill Concepts pursuant to a subscription agreement. An employee of Starwood also serves on the Board of Directors of Grill Concepts. Rental revenues from Grill Concepts of $238,000, $242,000 and $175,000 for 2002, 2001 and 2000, respectively, are included in other operating departments revenue in the accompanying consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Summarized Quarterly Financial Data (Unaudited)

      Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth	Total

	(In thousands, except per Unit amounts)
2002
Operating revenues	$6,532	$11,971	$11,289	$10,926	$40,718
Operating profit (loss)	$(2,224)	$1,705	$1,609	$2,936	$4,026
Net income (loss)	$(2,848)	$1,046	$949	$2,236	$1,383
Net income (loss) per Unit	$(21.00)	$7.71	$7.00	$16.49	$10.20
2001
Operating revenues	$7,650	$13,129	$10,833	$10,303	$41,915
Operating profit (loss)	$(1,739)	$2,245	$1,232	$1,199	$2,937
Net income (loss)	$(2,246)	$1,625	$615	$565	$559
Net income (loss) per Unit	$(16.56)	$11.98	$4.54	$4.16	$4.12

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      The Hotel Partnerships have no directors or officers. Business policy-making functions of the Hotel Partnerships are carried out through the directors and officers of the general partners.

      Westin Realty’s directors and executive officers and their current positions are as follows:

Theodore W. Darnall	President, Assistant Secretary and Principal Executive Officer
Alan M. Schnaid	Vice President, Principal Accounting Officer and Director
Tom Smith	Director

      Theodore W. Darnall and Alan M. Schnaid assumed their current positions in September 1998. Tom Smith assumed his current position in October 2001.

      Theodore Darnall has been the President of Starwood’s Real Estate Group since August 2002. From July 1999 to August 2002, he was the President of Starwood’s North America Group. From April 1998 to July 1999, Mr. Darnall was Executive Vice President, North American Operations for Starwood. Mr. Darnall was also Executive Vice President and Chief Operating Officer of Starwood Lodging Corporation (a predecessor Starwood company) between April 1996 and April 1998.

      Alan M. Schnaid currently serves as a Vice President, Principal Accounting Officer and Director. Mr. Schnaid has been Senior Vice President, Corporate Controller of Starwood since 1998. Mr. Schnaid has been with Starwood since August 1994 and has previously served as Assistant Corporate Controller and Vice President, Corporate Controller.

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

      As noted in Item 10 above, the Hotel Partnerships have no directors, officers or other employees. However, under the respective Limited Partnership Agreements for the Hotel Partnerships, Westin Realty, as General Partner of the Partnership, is responsible for the administration and management of the Partnership, and St. Francis Corp. and 909 Corp., as general partners of the Hotel Partnerships, are responsible for the administration and management of the Hotel Partnerships. The general partners, however, receive no fees for providing these services to the Partnership. Moreover, neither the Partnership nor the Hotel Partnerships are responsible for the payment of any executive compensation to the officers of the general partners.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

      Based on information contained in a Schedule 13D dated April 23, 1999 filed with respect to the Partnership as of the date of this filing, the Partnership believes that Kalmia Investors, LLC (“Kalmia”) owned 8.9% of the total number of Units of record. There are no pending Unit transfers to Kalmia as of the date of this filing.

Item 13.	Certain Relationships and Related Transactions.

      Theodore W. Darnall, Alan M. Schnaid and Tom Smith serve as officers and/or directors of Westin Realty and as principal officers of Starwood. The Partnership has engaged various subsidiaries of Starwood to provide services to the Hotels. See Note 9 of the Notes to Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data.”

Item 14.	Controls and Procedures

      Based on their evaluation, as of a date within 90 days of the filing of this Form 10-K, the Partnership’s Principal Executive Officer and Principal Accounting Officer have concluded the Partnership’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) are effective.

      There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K.

(a) 1.     Financial Statements.

      The following documents are filed as part of this report:

(a) 2.     Financial Statement Schedules.

      Financial statement schedules are omitted for the reason that they are not required, are insignificant or because the required information is shown in the consolidated financial statements or notes thereto.

(a) 3.     Exhibits.

4.	Instruments defining the rights of security holders.
	4.1	Amended and Restated Agreement of Limited Partnership of Westin Hotels Limited Partnership.(1)
	4.2	Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership.(1)
	4.3	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership. (3)
	4.4	Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(1)
	4.5	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(3)

10.	Material contracts.
	10.1	Restructuring Agreement dated as of June 2, 1994.(3)
	10.2	Second Restructuring Agreement dated as of May 27, 1997. (4)
	10.3	Amended and Restated Management Agreement between The Westin Chicago Limited Partnership and Westin Hotel Company, for property management services.(2)
	10.4	First Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(3)
	10.5	Assignment and Assumption of Agreements between Westin Hotel Company and 909 North Michigan Avenue Corporation.(6)
	10.6	Contribution Agreement between 909 North Michigan Avenue Corporation and The Westin Chicago Limited Partnership, for contribution of Hotel assets and the transfer of limited partnership interests.(2)
	10.7	First Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated as of June 2, 1994.(3)
	10.8	Second Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing (With Assignment of Rents and Leases) dated as of May 27, 1997.(5)
	10.9	Promissory Note of 909 North Michigan Avenue Corporation dated August 21, 1986 to Teacher Retirement System of Texas.(1)
	10.10	First Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of June 2, 1994.(3)
	10.11	Second Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of May 27, 1997.(5)
	10.12	Mortgage and Security Agreement dated August 21, 1986 for The Westin Hotel, Chicago.(1)
	10.13	First Amendment to Mortgage and Security Agreement dated as of June 2, 1994.(3)
	10.14	Second Amendment to Mortgage and Security Agreement dated as of May 27, 1997.(5)
	10.15	Chicago FF&E Escrow Agreement dated as of June 2, 1994. (3)
	10.16	Promissory Note dated June 2, 1994 in favor of Westin Realty Corp. by Westin Hotels Limited Partnership.(3)
	10.17	Loan Agreement dated as of June 2, 1994 between Westin Hotels Limited Partnership and Westin Realty Corp.(3)
	10.18	Second Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(7)
	10.19	Third Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(9)
	10.20	Purchase and Sale Agreement, dated January 18, 2000, between The Westin St. Francis Limited Partnership and BRE/St. Francis L.L.C.(8)
99.	Additional exhibits.
	99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer(9)
	99.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Accounting Officer(9)

(1)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.3, 10.4, 10.5 and 10.6, respectively, to the Partnership’s 1986 Annual Report on Form 10-K.

(2)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Partnership’s Registration Statement on Form S-11 (No. 33-3918).

(3)	Incorporated by reference to Exhibits 4.3, 4.5, 10.1, 10.3, 10.6, 10.8, 10.10, 10.12, 10.13, 10.14, 10.15 and 10.16, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.

(4)	Incorporated by reference to Exhibit 10. to the Partnership’s Current Report on Form 8-K dated May 27, 1997.

(5)	Incorporated by reference to Exhibits 10.8, 10.11, 10.14 and 10.17, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

(6)	Incorporated by reference to Exhibits 10.5 and 10.6, respectively, to the Partnership’s 1997 Annual Report on Form 10-K.

(7)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(8)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated January 18, 2000.

(9)	Filed herewith.

(b)	Reports on Form 8-K.

      No reports on Form 8-K were filed during the fourth quarter of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2003.

WESTIN HOTELS LIMITED PARTNERSHIP
(a Delaware limited partnership)

By:	WESTIN REALTY CORP.,

Its sole General Partner

By:	/s/ ALAN M. SCHNAID

Alan M. Schnaid
Vice President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THEODORE W. DARNALL Theodore W. Darnall	President, Assistant Secretary and Principal Executive Officer	March 19, 2003

/s/ ALAN M. SCHNAID Alan M. Schnaid	Vice President, Principal Accounting Officer and Director	March 19, 2003

/s/ TOM SMITH Tom Smith	Director	March 19, 2003

I, Theodore W. Darnall, certify that:

1.	I have reviewed this annual report on Form 10-K of Westin Hotels Limited Partnership;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c.	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/ THEODORE W. DARNALL
_______________________________________ Theodore W. Darnall
President, Principal Executive Officer

I, Alan M. Schnaid, certify that:

1.	I have reviewed this annual report on Form 10-K of Westin Hotels Limited Partnership;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c.	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/ ALAN M. SCHNAID
_______________________________________ Alan M. Schnaid
Vice President

Exhibit Index

4.	Instruments defining the rights of security holders.
	4.1	Amended and Restated Agreement of Limited Partnership of Westin Hotels Limited Partnership.(1)
	4.2	Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership.(1)
	4.3	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership. (3)
	4.4	Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(1)
	4.5	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(3)
10.	Material contracts.
	10.1	Restructuring Agreement dated as of June 2, 1994.(3)
	10.2	Second Restructuring Agreement dated as of May 27, 1997. (4)
	10.3	Amended and Restated Management Agreement between The Westin Chicago Limited Partnership and Westin Hotel Company, for property management services.(2)
	10.4	First Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(3)
	10.5	Assignment and Assumption of Agreements between Westin Hotel Company and 909 North Michigan Avenue Corporation.(6)
	10.6	Contribution Agreement between 909 North Michigan Avenue Corporation and The Westin Chicago Limited Partnership, for contribution of Hotel assets and the transfer of limited partnership interests.(2)
	10.7	First Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated as of June 2, 1994.(3)
	10.8	Second Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing (With Assignment of Rents and Leases) dated as of May 27, 1997.(5)
	10.9	Promissory Note of 909 North Michigan Avenue Corporation dated August 21, 1986 to Teacher Retirement System of Texas.(1)
	10.10	First Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of June 2, 1994.(3)
	10.11	Second Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of May 27, 1997.(5)
	10.12	Mortgage and Security Agreement dated August 21, 1986 for The Westin Hotel, Chicago.(1)
	10.13	First Amendment to Mortgage and Security Agreement dated as of June 2, 1994.(3)
	10.14	Second Amendment to Mortgage and Security Agreement dated as of May 27, 1997.(5)
	10.15	Chicago FF&E Escrow Agreement dated as of June 2, 1994. (3)
	10.16	Promissory Note dated June 2, 1994 in favor of Westin Realty Corp. by Westin Hotels Limited Partnership.(3)
	10.17	Loan Agreement dated as of June 2, 1994 between Westin Hotels Limited Partnership and Westin Realty Corp.(3)
	10.18	Second Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(7)
	10.19	Third Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(9)
	10.20	Purchase and Sale Agreement, dated January 18, 2000, between The Westin St. Francis Limited Partnership and BRE/St. Francis L.L.C.(8)
99.	Additional exhibits.
	99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer(9)
	99.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Accounting Officer(9)

(1)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.3, 10.4, 10.5 and 10.6, respectively, to the Partnership’s 1986 Annual Report on Form 10-K.

(2)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Partnership’s Registration Statement on Form S-11 (No. 33-3918).

(3)	Incorporated by reference to Exhibits 4.3, 4.5, 10.1, 10.3, 10.6, 10.8, 10.10, 10.12, 10.13, 10.14, 10.15 and 10.16, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.

(4)	Incorporated by reference to Exhibit 10. to the Partnership’s Current Report on Form 8-K dated May 27, 1997.

(5)	Incorporated by reference to Exhibits 10.8, 10.11, 10.14 and 10.17, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

(6)	Incorporated by reference to Exhibits 10.5 and 10.6, respectively, to the Partnership’s 1997 Annual Report on Form 10-K.

(7)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(8)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated January 18, 2000.

(9)	Filed herewith.