Form 10-Q
period 2003-03-31
WESTIN HOTELS LTD PARTNERSHIP
filed 2003-05-09
CIK 790549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the
Quarterly Period Ended March 31, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐     No ☒

      Indicate the number of shares (Units) outstanding of each of the issuer’s classes of common stock (Units), as of the latest practicable date:

135,600 limited partnership Units issued and outstanding

PART I. FINANCIAL INFORMATION

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $2,620 and $3,143.	$29,552	$39,236
Accounts receivable, net of allowance for doubtful accounts of $51 and $56	2,847	2,318
Inventories	224	349
Prepaid expenses and other current assets	602	294

Total current assets	$33,225	$42,197

Property and equipment, at cost:
Buildings and improvements	55,715	55,597
Furniture, fixtures and equipment	62,409	62,275

	118,124	117,872
Less accumulated depreciation	68,989	66,589

	49,135	51,283
Land	8,835	8,835

Land, property and equipment, net	57,970	60,118

Other assets, including restricted cash of $2,073 and $1,522.	2,440	1,918

	$93,635	$104,233

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable —
Trade and other	$562	$403
General Partner and affiliates	536	3,797

Total accounts payable	1,098	4,200
Current maturities of long-term obligations	1,072	643
Accrued expenses	5,192	5,844
Other current liabilities	1,009	527

Total current liabilities	8,371	11,214
Long-term obligations	24,401	29,986
Long-term obligation to General Partner	10,539	10,404
Deferred incentive management fees payable to General Partner	7,443	6,829

Total liabilities	50,754	58,433

Minority interests	4,501	4,511

Commitments and contingencies
Partners’ capital (deficit):
General Partner	(867)	(747)
Limited Partners (135,600 Units issued and outstanding)	39,247	42,036

Total Partners’ capital	38,380	41,289

	$93,635	$104,233

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except Unit and per Unit data)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Operating revenues:
Rooms	$5,587	$4,381
Food and beverage	1,780	1,363
Other operating departments	825	788

Total operating revenues	8,192	6,532

Operating expenses:
Rooms	1,597	1,353
Food and beverage	1,417	1,282
Other operating departments	174	124
Administrative and general	719	853
Related party management fees	901	806
Advertising and business promotion	438	518
Property maintenance and energy	726	566
Local taxes, insurance and rent	1,148	1,151
Depreciation	2,400	2,103

Total operating expenses	9,520	8,756

Operating loss	(1,328)	(2,224)

Interest expense, net of interest income of $74 and $128	(680)	(643)

Loss before minority interests	(2,008)	(2,867)
Minority interests in net loss	10	19

Net loss	$(1,998)	$(2,848)

Net loss per Unit (135,600 Units issued and outstanding)	$(14.73)	$(21.00)

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)
(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 2002.	$(747)	$42,036	$41,289
Cash distributions to Limited Partners	—	(911)	(911)
Net loss	(120)	(1,878)	(1,998)

Balance at March 31, 2003.	$(867)	$39,247	$38,380

The accompanying notes are an integral part of this consolidated financial statement.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Operating Activities
Net loss	$(1,998)	$(2,848)
Adjustments to net loss	2,527	2,226
Changes in working capital:
Accounts receivable	(529)	(36)
Inventories	125	15
Prepaid expenses and other current assets	(308)	(57)
Trade and other accounts payable	159	10
Accounts payable and deferred incentive management fees to General Partner and affiliates	(2,647)	644
Accrued expenses and other current liabilities	(170)	(951)

Net cash used in operating activities	(2,841)	(997)

Investing Activities
Additions to property and equipment	(252)	(464)
Increase in restricted cash	(551)	(537)
Decrease (increase) in other assets	27	(20)

Net cash used in investing activities	(776)	(1,021)

Financing Activities
Cash distributions	(911)	(911)
Repayment of long-term obligations	(5,156)	(144)

Net cash used in financing activities	(6,067)	(1,055)

Net decrease in cash and cash equivalents	(9,684)	(3,073)
Cash and cash equivalents — beginning of period	39,236	31,927

Cash and cash equivalents — end of period	$29,552	$28,854

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$617	$629

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

      The consolidated financial statements and related information for the periods ended March 31, 2003 and March 31, 2002 are unaudited. In the opinion of the general partner of the Partnership (“General Partner”), all adjustments necessary for a fair statement of the results of these interim periods have been included. All such interim adjustments are of a normal recurring nature. The results of operations for the periods ended March 31, 2003 and March 31, 2002 should not be regarded as indicative of the results that may be expected for the full fiscal year ending December 31, 2003.

Note 2. Further Information

      Reference is made to “Notes to Consolidated Financial Statements” contained in the Partnership’s Form 10-K filed for the year ended December 31, 2002 for information regarding significant accounting policies, Partnership organization, accrued expenses, long-term obligations, the employee benefit plan, operating leases, commitments and contingencies and related party transactions. The consolidated financial statements should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      Certain statements contained in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report. Such forward-looking statements may include statements regarding the intent, belief or current expectations of the Partnership or Hotel Partnerships (as defined below) or their respective general partners and their officers or directors with respect to the matters discussed in this report. All such forward-looking statements involve risks, uncertainties and other factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, without limitation, general economic conditions including the duration and severity of the current global economic downturn, the continuing war on terrorism and the situation in the Middle East, traveler fear of exposure to contagious disease, business and financing conditions, cyclicality of the real estate and the hotel and leisure business, operating risks associated with the hotel and leisure business, relationships with customers, domestic and international political and geopolitical conditions, competition, governmental and regulatory actions, and the other risks and uncertainties set forth in the annual, quarterly and current reports of the Partnership. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

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

      The Partnership Agreement requires that the General Partner use its best efforts to sell or refinance the Hotels by the end of 2001. On April 26, 2000, upon obtaining consent of a majority of the limited partners, the sale of the St. Francis was completed for gross proceeds of approximately $243.0 million resulting in a gain of approximately $52.6 million after transaction costs. In accordance with the Partnership Agreement, approximately $158.9 million of the proceeds were used to repay the St. Francis’ portion of the mortgage loans, which was secured by the St. Francis; the St. Francis’ portion of the subordinated note due to the General Partner; deferred incentive management fees related to the St. Francis; and costs and expenses related to the sale. The remaining proceeds of approximately $84.1 million and additional Partnership cash of approximately $1.3 million were distributed to the limited partners.

      In February 2001, the Partnership retained Jones Lang La Salle Hotels, a nationally recognized broker (“JLL”) to market the Michigan Avenue for sale. In April 2001, formal marketing materials were distributed and discussions with several potential purchasers subsequently commenced. After the occurrence of the terrorist attack on September 11, 2001, certain of the most qualified potential purchasers indicated they would expect significant discounts on their preliminary offers made prior to the attacks. Based on the unstable and depressed hotel real estate market, resulting from the weakened general worldwide economic environment, the

General Partner did not believe that it was in the best interest of the limited partners to sell the Michigan Avenue in late 2001 or 2002.

      The General Partner has also engaged JLL to assist in exploring a refinancing of the Partnership’s debt and has recently directed JLL to focus its efforts towards pursuing refinancing alternatives. JLL sent materials to a large number of potential lenders and received several preliminary loan proposals. The General Partner has negotiated a loan application with Column Financial, Inc. (“Column”), an affiliate of Credit Suisse First Boston, and has made a $75,000 deposit with Column, however no commitment has been obtained from any lender, including Column, to make a loan to the Partnership. In the immediate future, the General Partner plans to file a preliminary consent solicitation statement with the Securities and Exchange Commission which would be used to obtain the consent of the limited partners to effect a refinancing of the Partnership’s debt. There can be no assurance, however, that a refinancing proposal will be presented to the limited partners.

      The General Partner cautions limited partners that there can be no assurance that: (i) the General Partner will be able to sell the Michigan Avenue or refinance the Partnership’s debt, and if a sale or refinancing is consummated, the timing of such a transaction, or (ii) if the hotel is sold or the debt refinanced that the limited partners would receive a distribution promptly after a sale or refinancing.

Results of Operations

      Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discusses the Partnership’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those relating to revenue recognition, bad debts, inventories, property and equipment, financing operations, commitments, contingencies and litigation.

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

      Inventories. Inventories consist of food and beverage stock items as well as linens, china, glass, silver, utensils and guest room items (“Par Inventories”). The good and beverage inventory items are recorded at the lower of cost (first in, first out) or market. Significant purchases of Par Inventories are recorded at purchased cost and amortized to 50% of their cost over 36 months. Normal replacement purchases are expenses as incurred. Par Inventories are classified as a component of property and equipment.

      Property and Equipment. Property and equipment are recorded at cost. The cost of improvements that extend the life of property and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. Costs for normal repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful economic lives of 40 years for buildings; the remaining life of the building for building improvements and; 3 to 12 years for furniture and equipment. Gains or losses on the sale or retirement of assets are included in income when the assets are sold.

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

	Three Months Ended
	March 31,

	2003	2002

REVPAR (revenue per available room)	$82.66	$64.81
Operating profit as a percentage of revenues:
Rooms	71.41%	69.11%
Food and beverage	20.39%	5.92%
EBITDA (in thousands)(1)	$1,196	$40

      The following table presents a reconciliation of net loss to EBITDA:

	Three Months Ended
	March 31,

	2003	2002

	(in thousands)
Net loss	$(1,822)	$(2,692)
Interest expense	618	629
Depreciation	2,400	2,103

EBITDA	$1,196	$40

(1)	EBITDA represents net earnings (loss) before interest expense and depreciation. The Partnership believes this metric is useful to investors and management as a measure of the Michigan Avenue’s operating performance due to the significance of the Michigan Avenue’s long-lived assets and level of indebtedness and because such metric can be used to measure the Michigan Avenue’s ability to service debt, fund capital expenditures and pay cash distributions. EBITDA is not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States (“GAAP”) and such metric should not be considered as an alternative to net income, cash flow from operations or any other performance measure prescribed by GAAP. The Partnership’s calculations of EBITDA maybe different from the calculation used by other companies and therefore, comparability may be limited.

     Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002. The Michigan Avenue had net loss of approximately $1,822,000 for the three months ended March 31, 2003, compared to $2,692,000, which represents the majority of the results of the Partnership, in the same period of 2002. EBITDA for the three months ended March 31, 2003, was $1,196,000 compared to $40,000 in the same period 2002.

      The Michigan Avenue’s rooms revenue for the three months ended March 31, 2003 were $5,587,000, which represents a 27.5% or $1,206,000 increase from the same period of 2002. REVPAR for the three months ended March 31, 2003, was $82.66, a 27.5% increase from the same period of 2002. The rooms revenue and REVPAR increases were due to the comparison over the first quarter of 2002, which was still experiencing the significant declines in demand following the terrorist attacks on September 11, 2001. For three months ended March 31, 2003 the Michigan Avenue had increases in both transient and group travel business. The Michigan Avenue reported a decrease in average daily room rate of 1.5% to $129.26, however, its occupancy rate increased 14.6 percentage points to 64.0%. The Michigan Avenue’s rooms department profit margin for the three months ended March 31, 2003 increased 230 basis points to 71.4% from the same period of 2002 due to the significant increases in occupancy previously noted.

      The Michigan Avenue’s food and beverage revenue of $1,780,000 for the three months ended March 31, 2003 increased approximately $417,000 as compared to the same period of 2002. This increase primarily resulted from additional banquet and catering revenue associated with the higher group bookings previously discussed, as well as increases experienced in honor bar and room service from transient occupancies. The Michigan Avenue’s food and beverage department profit margin for the three months ended March 31, 2003 increased approximately 14.5 percentage points to 20.4% over the same period of 2002, as the food and beverage operations in 2003 consisted primarily of banquet and catering revenues, which have a higher margin than other services.

      Other operating departments had revenue of approximately $825,000 for the three months ended March 31, 2003, an approximate $37,000 increase over the same period of 2002, primarily resulting from increased ancillary revenues (such as telecommunications) experienced due to higher occupancies and higher garage and restaurant rental income.

      The Michigan Avenue’s operating expenses for the three months ended March 31, 2003 increased 9.3% to $9,396,000. The increase was due to higher rooms and food and beverage costs associated with increased occupancy as well as higher depreciation expense resulting from capital expenditures over the past 24 months. Management fees for the three months ended March 31, 2003 increased approximately $95,000 from the same period of 2002 to $901,000 due to increased Partnership Net Operating Cash Flow, as defined in the Partnership Agreement.

Liquidity and Capital Resources

      As of March 31, 2003, the Partnership had cash and cash equivalents of approximately $29.6 million, a $9.7 million decrease from December 31, 2002. The decrease in cash during the three months ended March 31, 2003 was due primarily to a $5 million prepayment on the mortgage loan discussed below and a $3.5 million payment of deferred incentive fees to affiliates of the General Partner. The first quarter is typically the weakest quarter of the year, generating less cash flow from operations than the remaining quarters. Total net cash used in operating activities for the three months ended March 31, 2003 was approximately $2.8 million.

      Pursuant to the mortgage loan restructuring agreement (the “Restructuring Agreement”), the Partnership is required to make quarterly deposits to a furniture, fixtures and equipment (the “FF&E” Reserve Account) reserve account, in accordance with the Restructuring Agreement, based upon 5.0% of gross revenues through the maturity of the mortgage loan in 2006. The Michigan Avenue’s FF&E Reserve Account balance of approximately $2.1 million is included in other assets in the accompanying consolidated balance sheet as of March 31, 2003.

      The Restructuring Agreement also requires that the Hotel make deposits into a tax escrow account for payment of real and personal property taxes. The balance of this tax escrow account is included in cash and cash equivalents in the accompanying consolidated balance sheets.

      The Michigan Avenue spent $252,000 on capital expenditures during the three months ended March 31, 2003 primarily related to the completion of the renovation of the lobby and upgrades to telecommunications equipment. All capital projects have been approved by the mortgage loan lender, as required by the Restructuring Agreement.

      Principal payments of $5.2 million and interest payments of $617,000 were made on the mortgage loan during the three months ended March 31, 2003. These payments include a $5 million principal prepayment that was made on March 1, 2003. Scheduled principal and interest payments for the remainder of 2003 total approximately $2.3 million. In February 2003, the General Partner notified the lender under the mortgage loan that it would repay an additional $5 million of principal on June 1, 2003. Since that time, the General Partner has had discussions with the lender regarding a reduction in the amount of the prepayment premium that would be payable in the event the loan were to be repaid prior to maturity in connection with a refinancing and permitting the Partnership to make the $5 million repayment that would have been paid in June at any time prior to December 31, 2003 in the event a refinancing is not consummated. Although no assurance can be given, the General Partner believes that an agreement covering these matters will be reached with the lender.

      At this time, the Partnership anticipates that cash on hand and cash flow from operations will provide adequate funding for 2003 capital expenditures and principal and interest payments on the mortgage loan. A cash distribution of $6.72 per Unit was paid on March 16, 2003. Future distributions will be based on Available Net Cash Flow, as defined in the Partnership Agreement, and are dependent upon the Net Cash Flow, as defined, generated by the Hotel and the adequacy of cash reserves. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to economic conditions and the terms of the Partnership Agreement and will be distributed to the Partnership’s limited partners within 75 days of the end of the quarter. However, if a refinancing of the Michigan Avenue is consummated and a special distribution is made in connection with that transaction, there can be no assurance that there will be sufficient cash flows after such a distribution to continue quarterly distributions to the Limited Partners at the current levels.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk.

      There were no material changes to the information provided in Item 7A in the Partnership’s Annual Report on Form 10-K regarding the Partnerships market risk.

Item 4.	Controls and Procedures

      Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) are effective.

      There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 5.	Other Information.

Affiliate Transactions

      The Partnership reimbursed the General Partner for third-party general and administrative expenses incurred on behalf of the Partnership totaling approximately $125,000 during the first quarter of 2003 primarily for investor relations and legal fees. Affiliates of the General Partner, including Starwood, as manager of the Hotels (“Hotel Manager”), received base management fees of approximately $287,000 in the first quarter of 2003. The Partnership accrued incentive management fees, payable to the Hotel Manager, of approximately $614,000 for the first quarter of 2003. The Michigan Avenue paid affiliates of the General Partner $3.5 million in March 2003 related to deferred incentive management fees that were payable based on calculations of Partnership Net Operating cash flow, as defined in the Partnership Agreement. Marketing fees of approximately $123,000 were paid by the Partnership to the Hotel Manager for the first quarter of 2003.

      In June 2000, the Michigan Avenue, leased, in an arms length transaction, its only restaurant to Grill Concepts Inc. (“Grill Concepts”). Grill Concepts operates the restaurant under the name The Grill on the

Alley pursuant to the lease (the “Grill Lease”). In the third quarter of 2001, Starwood acquired common stock of Grill Concepts which represents 27.4% of the outstanding common stock of Grill Concepts and has rights to acquire additional shares of Grill Concepts pursuant to a subscription agreement. An employee of Starwood also serves on the Board of Directors of Grill Concepts. Rental revenues from Grill Concepts of $92,000 and $51,000 for the three months ended March 31, 2003 and 2002, respectively, are included in other operating department’s revenue in the accompanying consolidated financial statements. In late 2002, Grill Concepts approached the General Partner seeking a reduction or deferral in the rental payments due under the Grill Lease based on the general decline in operating conditions in the market, as well as increases in operating costs that would be attributable to a new collective bargaining agreement with the union representing employees at the restaurant (the “Restaurant Union”). The General Partner and Grill Concepts have discussed and continue to discuss the need for an amendment to the lease and the extent of relief that may be needed but have not reached an agreement at this time. In April 2003, a notice of default under the Grill Lease was delivered to Grill Concepts in connection with the failure of Grill Concepts to enter into a new collective bargaining agreement with the Restaurant Union. Grill Concepts has advised that it does not believe that a default exists. As a result of the lack of a new collective bargaining agreement, the Restaurant Union has picketed outside of the Michigan Avenue and may do so again in the future. To date, this picketing has not had any significant impact on the operating performance of the Michigan Avenue nor has it resulted in any closure of the restaurant, however it is unclear what impact, if any, the picketing will have on the operating performance of the Michigan Avenue in the future.

Investor Relations

      The Partnership’s investor relations function is handled by Phoenix American Financial Services, Inc. at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for Phoenix American Financial Services, Inc. is 1-800-323-5888.

Unit Sales

      Through April 30, 2003, the General Partner has processed requests for the transfer of 1,173 Units. Sale requests processed through the date of this filing for 825 Units were in conjunction with tender offers at a range in price of $225.00 to $395.00 per Unit. The remaining 348 Unit sale requests were completed through limited partnership exchanges at a range in price of $330.00 to $465.00 per Unit. The per Unit sales prices are the actual contracted price agreed upon by the respective limited partner and new purchaser. This price does not reflect any reductions in the sales price due to distributions made to the limited partner, as specified by some of the mini-tender offers. Relying on the protection of the 5% safe harbor pursuant to Section 7704 of the Internal Revenue Code, the General Partner will suspend Unit sales once 6,848 transfer requests are completed. The General Partner, however, will continue to accept paperwork for Unit sales for processing in 2004.

Item 6.     Exhibits and Reports on Form 8-K.

(a) Exhibits.

99.	Additional exhibits.
99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer(1)
99.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Accounting Officer(1)

(1)	Incorporated herewith.

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the first quarter of 2003.

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

Date: May 8, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not here were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

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

Date: May 8, 2003

/s/ ALAN M. SCHNAID

Alan M. Schnaid
Vice President

EXHIBIT INDEX

99.	Additional exhibits.
99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer(1)
99.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Accounting Officer(1)

(1)	Incorporated herewith.