Form 10-Q
period 2003-06-30
WESTIN HOTELS LTD PARTNERSHIP
filed 2003-08-11
CIK 790549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

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

PART I. FINANCIAL INFORMATION

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $3,763 and $3,143	$32,487	$39,236
Accounts receivable, net of allowance for doubtful accounts of $17 and $56	3,940	2,318
Inventories	216	349
Prepaid expenses and other current assets	604	294

Total current assets	37,247	42,197

Property and equipment, at cost:
Buildings and improvements	55,728	55,597
Furniture, fixtures and equipment	62,478	62,275

	118,206	117,872
Less accumulated depreciation	70,896	66,589

	47,310	51,283
Land	8,835	8,835

Land, property and equipment, net	56,145	60,118

Other assets, including restricted cash of $2,482 and $1,514	2,857	1,918

	$96,249	$104,233

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable —
Trade and other	$745	$403
General Partner and affiliates	583	3,797

Total accounts payable	1,328	4,200
Current maturities of long-term obligations	1,093	643
Accrued expenses	6,667	5,844
Other current liabilities	680	527
Total current liabilities	9,768	11,214
Long-term obligations	24,120	29,986
Long-term obligation to General Partner	10,677	10,404
Deferred incentive management fees payable to General Partner	8,077	6,829

Total liabilities	52,642	58,433

Minority interests	4,530	4,511

Commitments and contingencies
Partners’ capital (deficit):
General Partner	(919)	(747)
Limited Partners (135,600 Units issued and outstanding)	39,996	42,036

Total Partners’ capital	39,077	41,289

	$96,249	$104,233

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except Unit and per Unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Operating revenues:
Rooms	$8,935	$8,462	$14,522	$12,843
Food and beverage	2,656	2,579	4,436	3,942
Other operating departments	955	930	1,780	1,718

Total operating revenues	12,546	11,971	20,738	18,503

Operating expenses:
Rooms	2,004	1,780	3,601	3,133
Food and beverage	1,800	1,845	3,217	3,127
Other operating departments	198	174	372	298
Administrative and general	1,052	849	1,771	1,702
Related party management fees	1,073	988	1,974	1,794
Advertising and business promotion	742	636	1,180	1,154
Property maintenance and energy	694	704	1,420	1,270
Local taxes, insurance and rent	882	1,179	2,030	2,330
Depreciation	1,907	2,111	4,307	4,214

Total operating expenses	10,352	10,266	19,872	19,022

Operating profit (loss)	2,194	1,705	866	(519)

Interest expense, net of interest income of $58, $127, $132 and $255	(557)	(638)	(1,237)	(1,281)

Income (loss) before minority interests	1,637	1,067	(371)	(1,800)
Minority interests in net income	(29)	(21)	(19)	(2)

Net income (loss)	$1,608	$1,046	$(390)	$(1,802)

Net income (loss) per Unit (135,600 Units issued and outstanding)	$11.86	$7.71	$(2.87)	$(13.29)

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)
(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 2002	$(747)	$42,036	$41,289
Cash distributions to Limited Partners	—	(1,822)	(1,822)
Net loss	(172)	(218)	(390)

Balance at June 30, 2003	$(919)	$39,996	$39,077

The accompanying notes are an integral part of this consolidated financial statement.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Operating Activities
Net loss	$(390)	$(1,802)
Adjustments to net loss	4,604	4,499
Changes in working capital:
Accounts receivable	(1,622)	(2,817)
Inventories	133	23
Prepaid expenses and other current assets	(310)	(47)
Trade and other accounts payable	342	82
Accounts payable and deferred incentive management fees to General Partner and affiliates	(1,966)	(1,502)
Accrued expenses and other current liabilities	976	1,186

Net cash provided by (used in) operating activities	1,767	(378)

Investing Activities
Additions to property and equipment	(334)	(773)
Decrease (increase) in restricted cash	(968)	5,086
Decrease in other assets	24	17
Net cash provided by (used in) investing activities	(1,278)	4,330

Financing Activities
Cash distributions	(1,822)	(1,822)
Repayment of long-term obligations	(5,416)	(291)
Net cash used in financing activities	(7,238)	(2,113)

Net increase (decrease) in cash and cash equivalents	(6,749)	1,839
Cash and cash equivalents — beginning of period	39,236	31,927

Cash and cash equivalents — end of period	$32,487	$33,766

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$1,130	$1,255

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

      The consolidated financial statements and related information for the periods ended June 30, 2003 and June 30, 2002 are unaudited. In the opinion of the general partner of the Partnership (“General Partner”), all adjustments necessary for a fair statement of the results of these interim periods have been included. All such interim adjustments are of a normal recurring nature. The results of operations for the periods ended June 30, 2003 and June 30, 2002 should not be regarded as indicative of the results that may be expected for the full fiscal year ending December 31, 2003.

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

      In February 2001, the Partnership retained Jones Lang La Salle Hotels (“JLL”), a nationally recognized broker, to market the Michigan Avenue for sale. In April 2001, formal marketing materials were distributed and discussions with several potential purchasers subsequently commenced. After the occurrence of the terrorist attacks on September 11, 2001, certain of the most qualified potential purchasers indicated they would expect significant discounts on their preliminary offers made prior to the attacks. Based on the unstable and depressed hotel real estate market resulting from the weakened general worldwide economic environment, the General Partner did not believe that it was in the best interest of the limited partners to sell the Michigan Avenue in late 2001 or 2002.

      The General Partner also engaged JLL to assist in exploring a refinancing of the Partnership’s debt and in mid-2002, directed JLL to focus its efforts towards pursuing refinancing alternatives. JLL sent materials to a large number of potential lenders and received several preliminary loan proposals. In May 2003, the General Partner negotiated a loan application with Column Financial, Inc. (“Column”), an affiliate of Credit Suisse First Boston, and made a $75,000 deposit with Column; however no commitment was obtained at that time from Column to make a loan to the Partnership. The General Partner filed a preliminary consent solicitation statement (“Preliminary Proxy Statement”) with the Securities and Exchange Commission which would have been used to obtain the consent of the limited partners to effect a refinancing of the Partnership’s debt. Subsequent to filing the Preliminary Proxy Statement, the General Partner learned that Column is not likely to be able to provide financing in accordance with the terms outlined in the Preliminary Proxy Statement. The General Partner is continuing to have discussions with Column regarding the terms of its loan proposal and has commenced preliminary discussions with other potential lenders. However, at this time and subject to today’s dynamic lending environment, the General Partner is not optimistic it will be able to find a lender willing to provide financing to the Partnership upon terms set forth in the Preliminary Proxy Statement. There can be no assurance that a refinancing proposal will be presented to the limited partners.

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

      On July 7, 2003 a tender offer for up to 20,340 Units at a price of $525 per Unit, reduced by (i) the $50 transfer fee charged by the Partnership for each transfer and (ii) the amount of any cash distributions made or declared on or after July 7, 2003, with interest at the rate of 3% per annum from the expiration date of the tender offer to the date of payment, was commenced by Windy City Investments, LLC, Madison Investments, LLC, Madison Investment Partners 20, LLC, Madison Capital Group, LLC, The Harmony Group II, LLC, and Bryan E. Gordon (“Windy City”), (the “Windy City Offer”). On August 4, 2003, the Windy City Offer expired and Windy City announced in a press release that it filed with the SEC that approximately 3,076 Units were tendered pursuant to the Windy City Offer. On July 24, 2003, and as amended on July 30, 2003 and August 4, 2003, another tender offer for up to 79,917 Units at a price of $550 per Unit, less the amount of any cash distributions made or declared on or after July 7, 2003 with respect to that Unit, was commenced by Kalmia Investors, LLC, Merced Partners Limited Partnership, Smithtown Bay, LLC, Global Capital Management, Inc., John D. Brandenborg and Michael J. Frey (the “Kalmia Offer”). The Partnership filed solicitation/recommendation statements on Form 14D-9 with the SEC relating to each of these offers. The General Partner did not express an opinion, nor make a recommendation, and remained neutral with respect to the Windy City and Kalmia Offers.

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

      Property and Equipment. Property and equipment are recorded at cost. The cost of improvements that extend the life of property and equipment are capitalized. These capitalized costs may include structural improvements, equipment, furniture and fixtures. Costs for normal repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful economic lives of 40 years for buildings; the remaining life of the building for building improvements and; 3 to 12 years for furniture and equipment. Gains or losses on the sale or retirement of assets are included in income when the assets are sold.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

REVPAR (revenue per available room)	$130.74	$123.83	$106.83	$94.48
Total revenues (in thousands)	$12,546	$11,971	$20,738	$18,503
Operating profit (loss) (in thousands)	$2,566	$1,846	$1,362	$(216)
Operating profit as a percentage of revenues:
Rooms	77.6%	79.0%	75.2%	75.6%
Food and beverage	32.3%	28.5%	27.5%	20.7%

      Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002. The Michigan Avenue had net income of approximately $2,089,000 for the three months ended June 30, 2003, compared to $1,219,000 in the same period of 2002, which represents the majority of the results of the Partnership. Operating profit for the three months ended June 30, 2003, was $2,566,000 an increase of 39.0% when compared to $1,846,000 in the same period 2002.

      The Michigan Avenue’s rooms revenue for the three months ended June 30, 2003 were $8,935,000, which represents a 5.6% or $473,000 increase from the same period of 2002. REVPAR for the three months ended June 30, 2003, was $130.74, a 5.6% increase from the same period of 2002. In the three months ended June 30, 2003, the Michigan Avenue realized higher airline business and an increase in group travel when compared to the same period of 2002. The Michigan Avenue reported a slight decrease in average daily room rate of 1.4% to $157.81 for the three months ended June 30, 2003 as compared to the same period in 2002, primarily due to the price-conscious transient traveler and the re-negotiations of several airline contracts; however, its occupancy rate for the same period increased 5.5 percentage points to 82.8% over prior year. The Michigan Avenue’s rooms department profit margin for the three months ended June 30, 2003 decreased 140 basis points to 77.6% from the same period of 2002 due to the ADR decreases discussed above and the reduction of cancellation fee revenues over the prior year.

      The Michigan Avenue’s food and beverage revenue of $2,656,000 for the three months ended June 30, 2003 increased approximately $77,000 as compared to the same period of 2002. This increase primarily resulted from additional banquet and catering revenue associated with the higher group bookings previously discussed. The increase in banquet and catering revenue for the three months ended June 30, 2003 resulted in an increase in food and beverage department profit margins of approximately 3.8 percentage points to 32.3% over the same period of 2002, as the food and beverage operations have a higher margin than other services.

      Other operating departments had revenue of approximately $955,000 for the three months ended June 30, 2003, an approximate $25,000 increase over the same period of 2002, primarily due to increases in rental income from higher parking garage and shop revenues.

      The Michigan Avenue’s operating expenses for the three months ended June 30, 2003 decreased 1.4% or $145,000 to $9,980,000. The decrease was primarily due to a $414,000 property tax refund, offset by higher room costs associated with increased occupancy as well as increased insurance costs and management fees. Management fees for the three months ended June 30, 2003 increased approximately $85,000 from the same period of 2002 to $1,073,000 due to increased Partnership Net Operating Cash Flow, as defined in the Partnership Agreement.

      Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002. The Michigan Avenue had net income of $267,000 for the six months ended June 30, 2003, compared to a net loss of $1,474,000 in the same period of 2002. Operating profit for the six months ended June 30, 2003 was $1,362,000 as compared to an operating loss of $216,000 in the same period of prior year.

      The Michigan Avenue’s rooms revenue for the six months ended June 30, 2003 were $14,522,000, which represent a 13.1% or $1,679,000 increase when compared to the same period of 2002. REVPAR for the six months ended June 30, 2003 increased 13.1% to $106.83 compared to $94.48 in the same period of 2002. This REVPAR increase is attributed to increased occupancy of 73.5% for the six months ended June 30, 2003 as compared to 63.4% for the same period in 2002, slightly offset by a 2.3% reduction in ADR over prior year to $145.45. The occupancy increase is primarily the result of increased airline and group business as previously discussed. The Michigan Avenue’s rooms department profit margin for the six months ended June 30, 2003 was 75.2%, consistent with 75.6% in the same period of 2002.

      The Michigan Avenue’s food and beverage revenues of $4,436,000 for the six months ended June 30, 2003 represent a $494,000 or 12.5% increase compared to the same period of 2002. This increase is due primarily to banquet and catering revenues generated by the increased group business noted above. The increase in banquet and catering revenues for the six months ended June 30, 2002 resulted in an increase in food and beverage department profit margins of 6.8 percentage points to 27.5% over the same period of 2002, as the mix of 2003 food and beverage operations (primarily banquet and room service) have higher profit margins than the room service and coffee bar operations mix of 2002.

      Other operating departments had revenues of $1,780,000 for the six months ended June 30, 2003, a $62,000 increase over the same period of 2002, primarily resulting from increased ancillary revenues.

      The Michigan Avenue’s operating expenses for the six months ended June 30, 2003, increased 3.5% to $19,376,000. The increase was due to higher room and food and beverage costs associated with increased occupancies and increased energy costs and management fees. Management fees for the six months ended June 30, 2003 increased $180,000 over the same period of 2002 to $1,974,000 due to increased Partnership Net Operating Cash Flow, as defined in the Partnership Agreement.

Liquidity and Capital Resources

      As of June 30, 2003, the Partnership had cash and cash equivalents of approximately $32,487,000, a $6,749,000 decrease from December 31, 2002. The decrease in cash during the six months ended June 30, 2003 was due primarily to a $5,000,000 prepayment on the mortgage loan discussed below and a $3,500,000 payment of deferred incentive fees to affiliates of the General Partner, in accordance with the Partnership Agreement, offset by other total net cash provided by operating activities of approximately $5,219,000.

      Pursuant to the mortgage loan restructuring agreement (the “Restructuring Agreement”), the Partnership is required to make quarterly deposits to a furniture, fixtures and equipment reserve account (the “FF&E” Reserve Account), in accordance with the Restructuring Agreement, based upon 5.0% of gross revenues through the maturity of the mortgage loan in 2006. The Michigan Avenue’s FF&E Reserve Account balance of approximately $2,482,000 is included in other assets in the accompanying consolidated balance sheet as of June 30, 2003.

      The Restructuring Agreement also requires that the Hotel make deposits into a tax escrow account for payment of real and personal property taxes. The balance of this tax escrow account of $3,763,000 is included in cash and cash equivalents in the accompanying consolidated balance sheets.

      The Michigan Avenue spent $334,000 on capital expenditures during the six months ended June 30, 2003 primarily related to the completion of the renovation of the lobby and upgrades to telecommunications equipment. All capital projects have been approved by the mortgage loan lender, as required by the Restructuring Agreement.

      Principal payments of $5,416,000 and interest payments of $1,130,000 were made on the mortgage loan during the six months ended June 30, 2003. These payments include a $5,000,000 principal prepayment that was made on March 1, 2003. Scheduled principal and interest payments for the remainder of 2003 total approximately $1,546,000.

      At this time, the Partnership anticipates that cash on hand and cash flow from operations will provide adequate funding for 2003 capital expenditures and principal and interest payments on the mortgage loan. A cash distribution of $6.72 per Unit was paid on March 16, 2003 and June 10, 2003. Future distributions will be based on Available Net Cash Flow, as defined in the Partnership Agreement, and are dependent upon the Net Cash Flow, as defined, generated by the Hotel and the adequacy of cash reserves. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to economic conditions and the terms of the Partnership Agreement and will be distributed to the Partnership’s limited partners within 75 days of the end of the quarter. However, if a refinancing of the Michigan Avenue is consummated and a special distribution is made in connection with that transaction, there can be no assurance that there will be sufficient cash flows after such a distribution to continue quarterly distributions to the Limited Partners at the current levels.

Item 3.     Qualitative and Quantitative Disclosures about Market Risk.

      There were no material changes to the information provided in Item 7A in the Partnership’s Annual Report on Form 10-K regarding the Partnerships market risk.

Item 4.     Controls and Procedures

      The Partnership’s management conducted an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of June 30, 2003. Based on this evaluation, the Principal Executive Officer and Principal Accounting Officer concluded that the Partnership’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Partnership’s SEC reports. There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.     Other Information.

Affiliate Transactions

      The Partnership reimbursed the General Partner for third-party general and administrative expenses incurred on behalf of the Partnership totaling approximately $280,000 during the second quarter of 2003 primarily for investor relations expenses and legal fees. Affiliates of the General Partner, including Starwood, as manager of the Hotel (“Hotel Manager”), received base management fees of approximately $439,000 in the second quarter of 2003. The Partnership accrued incentive management fees, payable to the Hotel Manager, of approximately $634,000 for the second quarter of 2003. Marketing fees of approximately $188,000 were paid by the Partnership to the Hotel Manager for the second quarter of 2003.

      In June 2000, the Michigan Avenue, leased, in an arms length transaction, its only restaurant to Grill Concepts Inc. (“Grill Concepts”). Grill Concepts operates the restaurant under the name The Grill on the Alley pursuant to the lease (the “Grill Lease”). In the third quarter of 2001, Starwood acquired common stock of Grill Concepts which represents 27.4% of the outstanding common stock of Grill Concepts and has rights to acquire additional shares of Grill Concepts pursuant to a subscription agreement. An employee of Starwood also serves on the Board of Directors of Grill Concepts. Rental revenues from Grill Concepts of $59,000 and $75,000 for the three months ended June 30, 2003 and 2002, respectively, are included in other operating department’s revenue in the accompanying consolidated financial statements. In late 2002, Grill Concepts approached the General Partner seeking a reduction or deferral in the rental payments due under the Grill Lease based on the general decline in operating conditions in the market, as well as increases in operating costs that would be attributable to a new collective bargaining agreement with the union representing employees at the restaurant. The Grill Concepts has since agreed to the terms of a new collective bargaining agreement.

Investor Relations

      The Partnership’s investor relations function is handled by Phoenix American Financial Services, Inc. at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for Phoenix American Financial Services, Inc. is 1-800-323-5888.

Unit Sales

      Through August 6, 2003, the General Partner has processed requests for the transfer of 2,819 Units. Sales requests processed through the date of this filing for 1,810 units for tender offers were at a price range of $225 to $415. The remaining 1,009 Unit sale requests were completed through limited partnership exchanges at a range in price of $330 to $507 per Unit. The per Unit sales prices are the actual contracted price agreed upon by the respective limited partner and new purchaser. This price does not reflect any reductions in the sales price due to distributions made to the limited partner, as specified by some of the mini-tender offers.

Item 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits.

31.	Rule 13a-14(a) Certifications
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Principal Executive Officer
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Principal Accounting Officer
32.	Section 1350 Certifications
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Accounting Officer

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

Alan M. Schnaid
Vice President, Principal Accounting Officer

Date: August 7, 2003

EXHIBIT INDEX

31.	Rule 13a-14(a) Certifications
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Principal Executive Officer
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Principal Accounting Officer
32.	Section 1350 Certifications
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Accounting Officer