Form 10-Q
period 2003-09-30
WESTIN HOTELS LTD PARTNERSHIP
filed 2003-11-06
CIK 790549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [   ] No [X]

     Indicate the number of shares (Units) outstanding of each of the issuer’s classes of common stock (Units), as of the latest practicable date:

135,600 limited partnership Units issued and outstanding

PART I. FINANCIAL INFORMATION

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $2,638 and $3,143	$33,653	$39,236
Accounts receivable, net of allowance for doubtful accounts of $21 and $56	4,275	2,318
Inventories	219	349
Prepaid expenses and other current assets	641	294

Total current assets	38,788	42,197

Property and equipment, at cost:
Buildings and improvements	55,870	55,597
Furniture, fixtures and equipment	62,589	62,275

	118,459	117,872
Less accumulated depreciation	73,068	66,589

	45,391	51,283
Land	8,835	8,835

Land, property and equipment, net	54,226	60,118

Other assets, including restricted cash of $3,111 and $1,514	3,471	1,918

	$96,485	$104,233

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable —
Trade and other	$1,027	$403
General Partner and affiliates	699	3,797

Total accounts payable	1,726	4,200
Current maturities of long-term obligations	1,116	643
Accrued expenses	4,961	5,844
Other current liabilities	766	527

Total current liabilities	8,569	11,214
Long-term obligations	23,832	29,986
Long-term obligation to General Partner	10,813	10,404
Deferred incentive management fees payable to General Partner	8,855	6,829

Total liabilities	52,069	58,433

Minority interests	4,560	4,511

Commitments and contingencies
Partners’ capital (deficit):
General Partner	(987)	(747)
Limited Partners (135,600 Units issued and outstanding)	40,843	42,036

Total Partners’ capital	39,856	41,289

	$96,485	$104,233

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except Unit and per Unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Operating revenues:
Rooms	$9,020	$8,150	$23,542	$20,993
Food and beverage	2,801	2,162	7,237	6,104
Other operating departments	1,000	977	2,780	2,695

Total operating revenues	12,821	11,289	33,559	29,792

Operating expenses:
Rooms	1,997	1,873	5,598	5,006
Food and beverage	1,923	1,727	5,140	4,854
Other operating departments	176	173	548	471
Administrative and general	1,246	820	3,017	2,522
Related party management fees	1,227	788	3,201	2,582
Advertising and business promotion	720	582	1,900	1,736
Property maintenance and energy	761	715	2,181	1,985
Local taxes, insurance and rent	299	882	2,329	3,212
Depreciation	2,172	2,120	6,479	6,334

Total operating expenses	10,521	9,680	30,393	28,702

Operating profit	2,300	1,609	3,166	1,090

Interest expense, net of interest income of $66, $137, $198 and $392	(579)	(640)	(1,816)	(1,921)

Income (loss) before minority interests	1,721	969	1,350	(831)
Minority interests in net income	(30)	(20)	(49)	(22)

Net income (loss)	$1,691	$949	$1,301	$(853)

Net income (loss) per Unit (135,600 Units issued and outstanding)	$12.46	$7.00	$9.59	$(6.29)

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)
(Unaudited)

	General Partner	Limited Partners	Total

Balance at December 31, 2002	$(747)	$42,036	$41,289
Cash distributions to Limited Partners	—	(2,734)	(2,734)
Net income (loss)	(240)	1,541	1,301

Balance at September 30, 2003	$(987)	$40,843	$39,856

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Operating Activities
Net income (loss)	$1,301	$(853)
Adjustments to net income (loss)	6,944	6,794
Changes in working capital:
Accounts receivable	(1,957)	(2,515)
Inventories	130	32
Prepaid expenses and other current assets	(347)	(60)
Trade and other accounts payable	624	45
Accounts payable and deferred incentive management fees to General Partner and affiliates	(1,072)	(1,129)
Accrued expenses and other current liabilities	(644)	1,909

Net cash provided by operating activities	4,979	4,223

Investing Activities
Additions to property and equipment	(587)	(1,577)
Decrease (increase) in restricted cash	(1,597)	4,480
Decrease in other assets	37	44

Net cash provided by (used in) investing activities	(2,147)	2,947

Financing Activities
Cash distributions	(2,734)	(2,733)
Repayment of long-term obligations	(5,681)	(441)

Net cash used in financing activities	(8,415)	(3,174)

Net increase (decrease) in cash and cash equivalents	(5,583)	3,996
Cash and cash equivalents — beginning of period	39,236	31,927

Cash and cash equivalents — end of period	$33,653	$35,923

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$1,638	$1,878

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

     The consolidated financial statements and related information for the periods ended September 30, 2003 and September 30, 2002 are unaudited. In the opinion of the general partner of the Partnership (“General Partner”), all adjustments necessary for a fair statement of the results of these interim periods have been included. All such interim adjustments are of a normal recurring nature. The results of operations for the periods ended September 30, 2003 and September 30, 2002 should not be regarded as indicative of the results that may be expected for the full fiscal year ending December 31, 2003.

Note 2. Significant Accounting Policies

     Recently Issued Accounting Standards. In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of further discussion by the FASB on October 8, 2003, the FASB announced that minority interests in consolidated partnerships with specified finite lives should be reclassified as liabilities and presented at fair market value unless the interests are convertible into the equity of the parent. Fair market value adjustments occurring subsequent to July 1, 2003 should be recorded as a component of interest expense. At their October 29, 2003 meeting, the FASB agreed to indefinitely defer the implementation of their announcement at the October 8, 2003 meeting regarding the accounting treatment for minority interests in finite life partnerships. Therefore, until a final resolution is reached, the Partnership will not implement this aspect of the standard. If the Partnership were to adopt this aspect of the standard under its current provisions, it is not expected to have a material impact on the Partnership’s financial statements.

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

     On July 7, 2003 a tender offer for up to 20,340 Units at a price of $525 per Unit, reduced by (i) the $50 transfer fee charged by the Partnership for each transfer and (ii) the amount of any cash distributions made or declared on or after July 7, 2003, with interest at the rate of 3% per annum from the expiration date of the tender offer to the date of payment, was commenced by Windy City Investments, LLC, Madison Investments, LLC, Madison Investment Partners 20, LLC, Madison Capital Group, LLC, The Harmony Group II, LLC, and Bryan E. Gordon (“Windy City”) (the “Windy City Offer”). On August 4, 2003, the Windy City Offer expired and Windy City announced in a press release that it filed with the SEC that approximately 3,076 Units were tendered pursuant to the Windy City Offer.

     On July 24, 2003, and as amended on July 30, 2003 and August 4, 2003, another tender offer for up to 79,917 Units at a price of $550 per Unit, less the amount of any cash distributions made or declared on or after July 7, 2003 with respect to that Unit, was commenced by Kalmia Investors, LLC, Merced Partners Limited Partnership, Smithtown Bay, LLC, Global Capital Management, Inc., John D. Brandenborg and Michael J. Frey (collectively “Kalmia”) (the “Kalmia Offer”). The Kalmia Offer expired on August 29, 2003 and Kalmia announced in a press release that it filed with the SEC that approximately 6,658 Units were tendered pursuant to the Kalmia Offer.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

REVPAR (revenue per available room)	$130.55	$117.96	$114.83	$102.39
Total revenues (in thousands)	$12,821	$11,289	$33,559	$29,792
Operating profit (in thousands)	$2,789	$1,697	$4,151	$1,481
Operating profit as a percentage of revenues:
Rooms	77.9%	77.0%	76.2%	76.2%
Food and beverage	31.3%	20.1%	29.0%	20.5%

     Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002. The Michigan Avenue had net income of approximately $2,279,000 for the three months ended September 30, 2003, compared to $1,073,000 in the same period of 2002, which represents the majority of the results of the Partnership. Operating profit for the three months ended September 30, 2003, was $2,789,000, an increase of 64.3% when compared to $1,697,000 in the same period 2002.

     The Michigan Avenue’s rooms revenue for the three months ended September 30, 2003 were $9,020,000, which represents a 10.7% or $870,000 increase from the same period of 2002. REVPAR for the three months ended September 30, 2003, was $130.55, a 10.7% increase from the same period of 2002. The REVPAR growth is primarily related to the 7.7 percentage point increase in occupancy to 87.4% over prior year as well as a slight increase in average daily rate (“ADR”) of 1% to $149.45 for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The increases are attributed to increases in transient and group travel when compared to the same period of 2002, as well as increased demand from the Major League Baseball all star game which was played in Chicago in July 2003. The Michigan Avenue’s rooms department profit margin for the three months ended September 30, 2003 increased 90 basis points to 77.9% from the same period of 2002 due to increased occupancy discussed above and while maintaining consistent rooms operating expenses.

     The Michigan Avenue’s food and beverage revenue of $2,801,000 for the three months ended September 30, 2003 increased approximately $639,000 as compared to the same period of 2002. This increase primarily resulted from additional banquet and catering revenue associated with the higher group bookings in 2003 when compared to 2002. The increase in banquet and catering revenue for the three months ended September 30, 2003 resulted in an increase in food and beverage department profit margins of approximately 11.2 percentage points to 31.3% over the same period of 2002, as the catering operations experienced in 2003 from the increased group booking have a higher margin than the other food and beverage services experienced in the same period of 2002.

     Revenues from other operating departments increased slightly to approximately $1,000,000 for the three months ended September 30, 2003, when compared to $977,000 in the same period of 2002.

     The Michigan Avenue’s operating expenses for the three months ended September 30, 2003 increased 4.6% or $441,000 to $10,032,000. The increase was primarily due to higher room costs associated with increased occupancy as well as increased management fees in accordance with the terms of the management agreement. Management fees for the three months ended September 30, 2003 increased approximately $439,000 from the same period of 2002 to $1,227,000 due to increased Partnership Net Operating Cash Flow, as defined in the Partnership Agreement.

     Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002. The Michigan Avenue had net income of approximately $2,546,000 for the nine months ended September 30, 2003, compared to a net loss of $401,000 in the same period of 2002 which represents the majority of the results of the Partnership. Operating profit for the nine months ended September 30, 2003 was $4,151,000 as compared to $1,481,000 in the same period of prior year. The increase in net income and operating profit is due to the increase in demand discussed below.

     The Michigan Avenue’s rooms revenue for the nine months ended September 30, 2003 were $23,542,000, which represent a 12.1% or $2,549,000 increase when compared to the same period of 2002. REVPAR for the nine months ended September 30, 2003 increased 12.1% to $114.83 compared to $102.39 in the same period of 2002. This REVPAR increase is attributed to an increase in occupancy to 78.1% for the nine months ended September 30, 2003 as compared to 68.9% for the same period in 2002, slightly offset by a 1.1% reduction in ADR to $146.96 for the nine months ended September 30, 2003 as compared to the same period of 2002. The REVPAR and occupancy increases were primarily related to the return of several large city-wide conventions and the Major League Baseball all star game, all of which occurred in the first nine months of 2003. The occupancy increase is primarily the result of increased transient and group business as previously discussed. The Michigan Avenue’s rooms department profit margin for the nine months ended September 30, 2003 was 76.2%, consistent with the same period of 2002.

     The Michigan Avenue’s food and beverage revenues of $7,237,000 for the nine months ended September 30, 2003 represent a $1,133,000 or 18.6% increase compared to the same period of 2002. This increase is due primarily to banquet and catering revenues generated by the increased group business noted above. The increase in banquet and catering revenues for the nine months ended September 30, 2003 resulted in an increase in food and beverage department profit margins of 8.5 percentage points to 29.0% over the same period of 2002, as the mix of 2003 food and beverage operations (primarily banquet and room service) have higher profit margins than the room service and coffee bar operations mix of 2002, and as a result of the increased occupancy discussed above.

     Other operating departments had revenues of $2,780,000 for the nine months ended September 30, 2003 compared to $2,695,000 in the same period of 2002.

     The Michigan Avenue’s operating expenses for the nine months ended September 30, 2003, increased 3.9% to $29,409,000. The increase was due to higher room and food and beverage costs associated with increased occupancies as well as increased management fees in accordance with the terms of the management agreement. Management fees for the nine months ended September 30, 2003 increased $619,000 over the same period of 2002 to $3,201,000 due to increased Partnership Net Operating Cash Flow, as defined in the Partnership Agreement.

Liquidity and Capital Resources

     As of September 30, 2003, the Partnership had cash and cash equivalents of approximately $33,653,000, a $5,583,000 decrease from December 31, 2002. The decrease in cash during the nine months ended September 30, 2003 was due primarily to a $5,000,000 prepayment on the mortgage loan discussed below, the quarterly dividend payments of $2,734,000 and a $3,500,000 payment of deferred incentive fees to affiliates of the General Partner, in accordance with the Partnership Agreement, offset by total net cash provided by other operating activities of approximately $8,479,000.

     Pursuant to the mortgage loan restructuring agreement (the “Restructuring Agreement”), the Partnership is required to make quarterly deposits to a furniture, fixtures and equipment reserve account (the “FF&E Reserve Account”), in accordance with the Restructuring Agreement, based upon 5.0% of gross revenues through the maturity of the mortgage loan in 2006. The Michigan Avenue’s FF&E Reserve Account balance of approximately $3,111,000 is included in other assets in the accompanying consolidated balance sheet as of September 30, 2003.

     The Restructuring Agreement also requires that the Hotel make deposits into a tax escrow account for payment of real and personal property taxes. As of September 30, 2003, the balance of this tax escrow account of $2,638,000 is included in cash and cash equivalents in the accompanying consolidated balance sheets.

     The Michigan Avenue spent $587,000 on capital expenditures during the nine months ended September 30, 2003 primarily related to the completion of the renovation of the lobby and upgrades to telecommunications equipment. All capital projects have been approved by the mortgage loan lender, as required by the Restructuring Agreement.

     Principal payments of $5,681,000 and interest payments of $1,638,000 were made on the mortgage loan during the nine months ended September 30, 2003. These payments include a $5,000,000 principal prepayment that was made on March 1, 2003. Scheduled principal and interest payments for the remainder of 2003 total approximately $773,000.

     At this time, the Partnership anticipates that cash on hand and cash flow from operations will provide adequate funding for 2003 capital expenditures and principal and interest payments on the mortgage loan. A cash distribution of $6.72 per Unit was paid on March 16, 2003, June 10, 2003 and September 12, 2003. Future distributions will be based on Available Net Cash Flow, as defined in the Partnership Agreement, and are dependent upon the Net Cash Flow, as defined, generated by the Hotel and the adequacy of cash reserves. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to economic conditions and the terms of the Partnership Agreement and will be distributed to the Partnership’s limited partners within 75 days of the end of the quarter. However, if a refinancing of the Michigan Avenue is consummated and a special distribution is made in connection with that transaction, there can be no assurance that there will be sufficient cash flows after such a distribution to continue quarterly distributions to the Limited Partners at the current levels.

Item 3. Qualitative and Quantitative Disclosures about Market Risk.

     There were no material changes to the information provided in Item 7A in the Partnership’s Annual Report on Form 10-K regarding the Partnerships market risk.

Item 4. Controls and Procedures

     The Partnership’s management conducted an evaluation, under the supervision and with the participation of the Partnership’s Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of September 30, 2003. Based on this evaluation, the Principal Executive Officer and Principal Accounting Officer concluded that the Partnership’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Partnership’s SEC reports. In addition, the Partnership’s management, including the Principal Executive Officer and Principal Accounting Officer, reviewed the Partnership’s internal controls, and there have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

Item 5. Other Information.

Affiliate Transactions

     The Partnership reimbursed the General Partner for third-party general and administrative expenses incurred on behalf of the Partnership totaling approximately $317,000 during the third quarter of 2003 primarily related to costs incurred in connection with the various tender offers discussed previously. Affiliates of the General Partner, including Starwood, as manager of the Hotel (“Hotel Manager”), received base management fees of approximately $449,000 in the third quarter of 2003. The Partnership accrued incentive management fees, payable to the Hotel Manager, of approximately $778,000 for the third quarter of 2003. Marketing fees of approximately $192,000 were paid by the Partnership to the Hotel Manager for the third quarter of 2003.

     In June 2000, the Michigan Avenue, leased, in an arms length transaction, its only restaurant to Grill Concepts Inc. (“Grill Concepts”). Grill Concepts operates the restaurant under the name The Grill on the Alley pursuant to the lease (the “Grill Lease”). In the third quarter of 2001, Starwood acquired common stock of Grill Concepts which represents 27.4% of the outstanding common stock of Grill Concepts and has rights to acquire additional shares of Grill Concepts pursuant to a subscription agreement. An employee of Starwood also serves on the Board of Directors of Grill Concepts. Rental revenues from Grill Concepts of $67,000 and $48,000 for the three months ended September 30, 2003 and 2002, respectively, are included in other operating department’s revenue in the accompanying consolidated financial statements.

Investor Relations

     The Partnership’s investor relations function is handled by Phoenix American Financial Services, Inc. at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for Phoenix American Financial Services, Inc. is 1-800-323-5888.

Unit Sales

     Through November 3, 2003, the General Partner has processed requests for the transfer of 15,283 Units. Sales requests processed through the date of this filing for 14,093 units for tender offers were at a price range of $225 to $600. The remaining 190 Unit sale requests were completed through limited partnership exchanges at a range in price of $330 to $600 per Unit. The per Unit sales prices are the actual contracted price agreed upon by the respective limited partner and new purchaser. This price does not reflect any reductions in the sales price due to distributions made to the limited partner, as specified by some of the mini-tender offers.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.	Rule 13a-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Principal Executive Officer

31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Principal Accounting Officer

32.	Section 1350 Certifications

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Principal Executive Officer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Principal Accounting Officer

     (b) Reports on Form 8-K

     During the third quarter of 2003, Starwood furnished the following Current Report on Form 8-K:

•	July 25, 2003 reporting under Items 7 and 9 its press release announcing results of operations and financial condition for June 2003.

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

Alan M. Schnaid
Vice President, Principal Accounting Officer

Date: November 6, 2003

Exhibit Index

31.	Rule 13a-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Principal Executive Officer

31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Principal Accounting Officer

32.	Section 1350 Certifications

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Principal Executive Officer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Principal Accounting Officer