Form 10-K
period 2003-12-31
WESTIN HOTELS LTD PARTNERSHIP
filed 2004-03-12
CIK 790549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑       No ☐

      As of June 30, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the units held by non-affiliates was approximately $53,752,000, based upon an average price per unit of $396.40, which was the average price at which units were transferred during the second fiscal quarter.

      Indicate the number of shares (units) outstanding of each of the issuer’s classes of common stock (units), as of the latest practicable date (applicable only to corporate issuers).

      135,600 limited partnership units issued and outstanding as of March 8, 2004.

PART I

Forward-Looking Statements

      Certain statements contained in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, the sections of Items 1, 2 and 5 captioned “Business,” “Property” and “Market for Registrant’s Common Equity and Related Unitholder Matters” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements may include statements regarding the intent, belief or current expectations of the Partnership or the Chicago Partnership (as defined below) or their respective general partners and their officers or directors with respect to the matters discussed in this report. All such forward-looking statements involve risks, uncertainties and other factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, without limitation, the risks and uncertainties set forth below. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

Where you can find more information

      We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (the “SEC”). Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. Our SEC filings are also available at http://www.starwood.com/corporate/investor-relations.html as soon as reasonably practicable after they are filed or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference rooms in Washington, D.C., New York, NY and Chicago, IL. Please call the SEC at (800) SEC-0330 for further information on the public reference rooms. You may also obtain a copy of our filings free of charge by calling our investor relations manager, Phoenix American Financial Services, Inc. (“Phoenix American”) at 1-800-323-5888.

Risks Relating to Hotel Operations

      We Are Subject to All the Operating Risks Common to the Hotel and Leisure Industry. Operating risks common to the hotel and leisure industry include:

•	changes in local and general economic conditions, including the timing and robustness of a recovery from the current economic downturn;

•	decreases in the level of demand for rooms and related services, including a reduction in business travel as a result of general economic conditions;

•	restrictive changes in zoning and similar land use laws and regulations or in health, safety and environmental laws, rules and regulations;

•	changes in travel patterns; and

•	changes in operating costs including, but not limited to, energy, insurance and labor costs.

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

      We Must Compete for Customers. The hotel industry is highly competitive. The Michigan Avenue competes for customers with other hotel properties in its geographic market. During the last five years a number of new hotels have opened near the Michigan Avenue, substantially increasing the inventory of available rooms in the Chicago area. Some of our competitors may have substantially greater marketing and financial resources than we do, and they may improve their facilities, reduce their prices or expand or improve their marketing programs in ways that adversely affect our operating results.

      The Hotel Industry Is Seasonal in Nature; the Hotel’s Results Are Partially Dependent on Conventions and Trade Shows. The hotel industry is seasonal in nature and the periods during which the Michigan Avenue experiences higher revenue vary. Our revenue historically has been lower in the first quarter than in the second, third or fourth quarters. Furthermore, a significant portion of the Michigan Avenue’s business is dependent on the conventions and trade shows held in the Chicago area. The number and size of conventions and trade shows held in the Chicago area change from year to year, causing fluctuations in the Michigan Avenue’s financial results.

      Real Estate Investments Are Subject to Numerous Risks. Because we own the Michigan Avenue, we are subject to the risks that generally relate to investments in real property. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated, as well as the expenses incurred. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, real estate, zoning and tax laws, interest rate levels and the availability of financing. Any of these factors could have a material adverse impact on our results of operations or financial condition, as well as on our ability to make distributions to our unitholders. In addition, equity real estate investments, such as the investment we hold, are relatively difficult to sell quickly. If our property does not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, our income will be adversely affected.

      General Economic Conditions May Negatively Impact Our Results. Moderate or severe economic downturns or adverse conditions may negatively affect operations of the Hotel. In addition, a tightening of the labor markets may result in fewer and/or less qualified applicants for job openings at the Michigan Avenue and higher wages.

      Internet Reservation Channels May Negatively Impact Our Bookings. Some of the hotel rooms at the Michigan Avenue are booked through internet travel intermediaries such as Travelocity.com®, Expedia.com® and Priceline.com®. As this percentage increases, these intermediaries may be able to obtain higher commissions or reduced room rates. Moreover, some of these internet travel intermediaries are attempting to commoditize hotel rooms, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to our lodging brands. Although most of our business is expected to be derived from traditional channels, if the amount of sales made through internet intermediaries increases significantly, the business and profitability of the Hotel may be significantly harmed.

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

Risks Relating to Disposition and Refinance Opportunities

      The Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of December 31, 1986, as amended (the “Partnership Agreement”), provides that commencing in 1994, the General Partner will actively review opportunities to sell or refinance the Hotel and by the end of 2001, the General Partner will use its best efforts to sell or refinance the Hotel. For discussion regarding the efforts to sell or refinance the Hotel, see Item 1, “Business — Efforts to Sell and Refinance the Hotel.” There are risks associated with a sale or refinancing of the Hotel.

      The ultimate disposition of the Hotel (whether currently or in the future, whether or not a refinancing is effected) has a number of risks, including the following:

•	Net proceeds distributed to the limited partners after the sale may not exceed amounts previously offered to the limited partners in tender offers.

•	We may be unable to find an acceptable buyer.

•	We may be unable to sell the Michigan Avenue at a value that an independent financial advisor might consider fair.

•	We may not be able to make a prompt distribution to the limited partners after the sale of the Hotel because the Partnership may need to retain funds to satisfy liabilities, including contingency liabilities.

      Effecting a refinancing of our debt has a number of risks, including the following:

•	We may be unable to obtain a satisfactory refinancing proposal.

•	The prepayment penalty on the existing debt may make it uneconomical to refinance even though current interest rates are low.

•	The valuation of the Hotel may not support sufficient levels of debt to make refinancing attractive.

      Both a sale and a refinancing of the existing debt will require approval of the limited partners. Therefore, even if an individual limited partner were to be in favor of a particular transaction, it may still not be consummated if it does not receive the requisite vote of the limited partners as a whole.

Item 1.	Business.

General Development of Business

      Westin Hotels Limited Partnership (the “Partnership”) and its primary subsidiary limited partnership, The Westin Chicago Limited Partnership (the “Chicago Partnership”), a Delaware limited partnership, were formed on April 25, 1986. The Chicago Partnership owns and operates the Michigan Avenue. The Michigan Avenue has been managed as part of the Westin hotel chain since 1964. As a result of the acquisition of Westin Hotel Company (“Westin”) by Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) in 1998, the management agreement for the Michigan Avenue was assigned to 909 North Michigan Avenue Corporation (“909 Corp.”).

      Westin Realty Corp. (“Westin Realty”) is the sole general partner of the Partnership (the “General Partner”) and 909 Corp. is the sole general partner of the Chicago Partnership. Since January 2, 1998, the General Partner has been a subsidiary of Starwood.

Financial Information about Industry Segments

      The Partnership, through the Chicago Partnership, is engaged solely in the business of owning and operating the Hotel and is, therefore, engaged in only one industry segment.

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

      The Hotel is managed by a wholly owned subsidiary of Starwood. Because Starwood also owns, operates, manages and franchises hotels under the St. Regis®, The Luxury Collection®, Sheraton®, W® and Four Points® by Sheraton brands including other hotels in the Chicago area, potential conflicts of interest may exist. While Starwood and its affiliates have the right to own, operate and develop competing hotels, the general partners have a fiduciary duty to conduct the affairs of the Partnership and the Chicago Partnership in the best interests of these entities and their partners.

      Neither the Partnership nor the Chicago Partnership have any employees. Administrative and Hotel personnel are employees of either Starwood or the Hotel’s general partner. The Hotel and the Chicago Partnership reimburse Starwood and the General Partner for the costs of such employees. However, neither the Partnership nor the Chicago Partnership is directly responsible for the payment of executive compensation to the officers of the General Partners.

Competitive Conditions

      The Hotel competes for customers with other hotel properties in its geographic market. During the last five years a number of new hotels have opened near the Michigan Avenue, substantially increasing the inventory of available rooms in the Chicago area. Many of the hotels that the Michigan Avenue competes against are newer and have larger and more modern facilities. In addition, some of the competitors have substantially greater marketing and financial resources than the Hotel. For 2004, the Hotel believes that it can maintain its share of the market by emphasizing its premier “Magnificent Mile” location and its new and improved rooms, as well as the Heavenly Bed® and Heavenly BathSM, Westin amenities. Chicago’s hospitality industry continued to experience strong competition during 2003. Significant growth for the Chicago market is not expected for 2004. The General Partner believes that the Hotel will not experience significant revenue and income growth in calendar 2004 due in part to a reduced number of conventions in the Chicago area.

      There is another Westin hotel located at the O’Hare International Airport near Chicago and another in close proximity to the financial district of downtown Chicago. The General Partner believes that neither is in direct competition with the Michigan Avenue and that their close proximity allows for efficiencies in both staffing and productivity. Starwood also operates the Sheraton Chicago Hotel and Towers in Chicago, owns four hotels in downtown Chicago area and manages five other properties in the Chicago metropolitan area under management agreements. These properties are not considered to be primary competitors due to differences in their locations, orientations or facilities.

Mortgage Loans

      On August 21, 1986, a mortgage loan in the amount of $32,800,000 with respect to the Michigan Avenue was refinanced by Teacher Retirement System of Texas (the “Lender”). On June 2, 1994, the General Partner, on behalf of the Partnership, successfully completed a restructuring of the mortgage loan and entered into a restructuring agreement (“Restructuring Agreement”) with the Lender. On May 27, 1997, a second restructuring agreement modifying the existing mortgage loan on the Hotel was completed. The modifications to the mortgage loan consisted primarily of a reduction of the effective interest rate, an extension of the maturity date and revisions of prepayment penalties. At December 31, 2003, the balance outstanding under the mortgage loan was $19,386,000. The Partnership prepaid $5,000,000 on this mortgage loan on March 1, 2003 and an additional $5,000,000 on December 17, 2003.

Insurance

      The Michigan Avenue is covered by comprehensive general liability insurance, fire and extended property insurance (including earthquake coverage), business interruption, workers’ compensation, employer’s liability insurance, terrorism and such other insurance as is customarily obtained for similar properties.

      The Michigan Avenue participates in Starwood’s insurance program, whereby general liability, property, casualty, workers’ compensation and other insurance coverage premiums are paid through Starwood primarily to Zurich American Insurance Group and Westel Insurance Company, the latter being a wholly owned subsidiary of Starwood. See Note 8 of the financial statements.

Environmental Matters

      The Partnership is subject to certain requirements and potential liabilities under various federal, state and local environmental laws, ordinances and regulations (“Environmental Laws”). For example, a current or previous owner or operator of real property may become liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of hazardous or toxic substances may adversely affect the owner’s ability to sell or rent such real property or to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may be liable for the costs of removal or remediation of such wastes at the treatment, storage or disposal facility, regardless of whether such facility is owned or operated by such person. The Hotel uses certain substances and generate certain wastes that may be deemed hazardous or toxic under applicable Environmental Laws, and the Hotel from time to time has incurred, and in the future may incur, costs related to cleaning up contamination. Other Environmental Laws require abatement or removal of certain asbestos-containing materials (“ACMs”) (limited quantities of which may be present in various building materials such as spray-on insulation, floor coverings, ceiling coverings, tiles, decorative treatments and piping) in the event of damage or demolition, or certain renovations or remodeling. These laws also govern emissions of and exposure to asbestos fibers in the air. Environmental Laws also regulate polychlorinated biphenyls (“PCBs”), which may be present in electrical equipment. The Hotel may have equipment containing chlorofluorocarbons (“CFCs”). The use of equipment containing CFCs also is regulated by Environmental Laws. In connection with the Partnership’s ownership, operation and management of the Hotel, the Partnership could be held liable for costs of remedial or other action with respect to PCBs or CFCs.

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

Efforts to Sell and Refinance the Hotel

      The Partnership Agreement obligated the General Partner to review opportunities to sell the Michigan Avenue or to refinance indebtedness secured by the Michigan Avenue, beginning in 1994, and to use its best efforts to complete a sale or refinancing transaction by the end of 2001.

      In February 2001, after the completion of significant renovations of the Michigan Avenue, the General Partner, on behalf of the Partnership, retained Jones Lang LaSalle Hotels (“JLL”), a nationally recognized broker, to market the Michigan Avenue for sale. In April 2001, formal marketing materials were distributed. Subsequently, indications of interest were received by, and discussions were commenced with, several potential purchasers. After the terrorist attacks in New York City, Washington, D.C. and Pennsylvania on September 11, 2001 (the “September 11 Attacks”), however, certain of the most qualified potential purchasers indicated that they would expect significant discounts on the preliminary indications of value that they made before the attacks. Based on the unstable and depressed hotel real estate market resulting from the September 11 Attacks and weakened general worldwide economic environment, the General Partner did not believe that it was in the best interest of the limited partners to sell the Michigan Avenue in late 2001 or 2002.

      In mid-2002, the General Partner also engaged JLL to assist in exploring a refinancing of the Partnership’s debt and directed JLL to focus its efforts towards pursuing refinancing alternatives. JLL sent materials to a large number of potential lenders and received several preliminary loan proposals. In May 2003, the General Partner negotiated a loan application with Column Financial, Inc. (“Column”), an affiliate of Credit Suisse First Boston, and made a $75,000 deposit with Column. On May 15, 2003, the General Partner filed a preliminary consent solicitation statement (the “Preliminary Proxy Statement”) with the SEC, which contemplated obtaining the consent of the limited partners to effect a refinancing of the Partnership’s debt.

Subsequent to filing the Preliminary Proxy Statement, the General Partner learned that Column was unlikely to be able to provide financing in accordance with the terms outlined in the Preliminary Proxy Statement. At this time, the General Partner is not optimistic it will be able to find a lender willing to provide financing to the Partnership upon terms set forth in the Preliminary Proxy Statement. There can be no assurance that a refinancing proposal will be presented to the limited partners.

      From July 2003 until January 2004, several parties (including an affiliate of the General Partner) made tender offers for varying numbers of units of limited partnership interest (the “Units”) of the Partnership. The tender offers ranged from a low price of $525 per Unit to a high price of $735 per Unit. The General Partners expressed no opinion, made no recommendation and remained neutral with respect to each tender offer.

      During late-November and early-December 2003 a public real estate investment trust not affiliated with Starwood or the Partnership (the “Public REIT”) orally indicated to JLL that it might be interested in an acquisition of the Hotel. The Public REIT conducted a limited amount of due diligence, including reviewing certain information provided by the Partnership and touring the Hotel. After such due diligence the Public REIT informed JLL that it was concerned with the prospects of the hotel market in Chicago in calendar year 2004 and was not interested in actively pursuing a transaction.

      The General Partner continues to evaluate its options with respect to selling or refinancing the Hotel. However, there can be no assurance that the General Partner will be able to sell or refinance the Hotel at anytime in the near future. Furthermore, if the Hotel is sold or refinanced, there is no assurance that limited partners will receive a prompt distribution of funds or the size of any distribution.

Item 2.	Property.

      The Partnership’s property consists of the Michigan Avenue, a first-class hotel operating under the Westin name and located in a premier central, urban location, providing guests with convenient access to business districts, shopping areas and convention facilities.

Description

      The Michigan Avenue has 751 guest rooms (including 23 suites) and 19 meeting rooms. The Hotel has a fitness center and a business center, provides retail space for several specialty stores and a gift shop, and has an underground parking garage with 225 spaces. The Grill on the Alley, an upscale 300-seat restaurant and bar operated by Grill Concepts of California (“Grill Concepts”), opened in June 2000. Starwood owns approximately 12% of the outstanding common stock of Grill Concepts and has rights to acquire additional shares of Grill Concepts pursuant to a subscription agreement. An employee of Starwood serves on the Board of Directors of Grill Concepts.

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

Capital Improvements

      In 2003, the Hotel spent $1,052,000 for capital expenditures. Of this amount, $423,000 was spent on renovations of the lobby and meeting rooms; $394,000 on broadband equipment and installation; $142,000 on the installation of an emergency generator; and $93,000 on various other projects such as engineering equipment upgrades and computers. For discussion regarding the funding of these capital expenditures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 3.	Legal Proceedings.

      Because of the nature of the hotel business, the Chicago Partnership is subject to various claims and legal actions incidental to the ordinary course of their operations, including such matters as contract and lease disputes and complaints alleging personal injury, property damage and employment discrimination. The General Partner believes that the outcome of any such pending claims or proceedings, individually or in the aggregate, will not have a material adverse effect upon the business, financial condition or results of operations of the Partnership.

      On or about November 18, 2003, Warren Heller and Ralph Silver, two limited partners of the Partnership, filed a six count complaint in the United States District Court for the Southern District of New York against Starwood and its wholly owned subsidiary, WHLP Acquisition LLC (collectively the “Starwood Defendants”), the General Partner, and Theodore W. Darnall and Alan M. Schnaid (together “General Partner Officers and Directors”). Three counts of the complaint, purportedly brought on behalf of all limited partners of the Partnership, alleged violations of the federal securities laws by the Starwood Defendants and the General Partner Officers and Directors in connection with the Starwood Defendants’ tender offer dated November 4, 2003, which sought to acquire a majority of the outstanding interests in the Partnership. The other counts of the complaint, also purportedly brought on behalf of all of the limited partners of the Partnership, alleged (i) breach of fiduciary duties against each of the defendants in connection with the tender offer, and their actions with respect thereto; (ii) and breach of contract (and intentional interference with contractual relations) relating to various matters of Partnership management. The complaint sought compensatory and punitive damages in an amount unspecified.

      On or about January 26, 2004, defendants filed motions to dismiss the complaint. On or about February 17, 2004, plaintiffs’ counsel filed an application for attorneys’ fees and reimbursement of expenses in the amount of $101,803. The application contends that certain actions taken by defendants subsequent to the filing of the complaint, namely the Starwood Defendants’ decision to increase its offer price to $735 per Unit and to eliminate the condition that a majority of limited partners consent to a subsequent merger between the Partnership and a Starwood affiliate, benefited the class by providing much of the relief sought in the complaint and rendered plaintiffs’ claims substantially moot. On or about February 25, 2004, plaintiffs voluntarily dismissed their claims against defendants without prejudice. Accordingly, the only issue remaining in the litigation is whether plaintiffs’ counsel is entitled to recover attorneys’ fees and expenses from the defendants. Defendants’ responsive papers were filed on March 8, 2004. The outcome cannot be predicted at the time of this filing.

Item 4.	Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the unitholders during the fourth quarter of 2003.

      On November 4, 2003, WHLP Acquisition LLC (“Purchaser”), a wholly-owned subsidiary of Starwood, began soliciting written consents of the limited partners of the Partnership. Purchaser is seeking consents to the following proposals:

(i)	A proposal to allow Purchaser to submit on behalf of the limited partners amendments to the Partnership Agreement that would, if adopted:

•	add the defined term “Qualified Tender Offer,” which is defined as “an offer to purchase all Units for cash in which the offeror publicly discloses that it intends to consummate a Qualified Merger following the completion of such offer if, following the completion of the offer, the offeror owns a majority of the Units,” to Article 1 of the Partnership Agreement;

•	add the defined term “Qualified Merger,” which is defined as “any merger of the Partnership following a Qualified Tender Offer in which the other party is the offeror or its affiliate and the consideration paid in the merger is the same as the consideration offered in the Qualified Tender Offer,” to Article 1 of the Partnership Agreement;

•	render the transfer restrictions contained in Article 11 of the Partnership Agreement inapplicable to the transfers in connection with Qualified Tender Offers and Qualified Mergers, including the offer and the merger between Purchaser or one of its affiliates and the Partnership (the “Merger”);

•	prohibit the General Partner from suspending the transfer of Units in connection with Qualified Tender Offers or Qualified Mergers, including the Purchaser’s tender offer and the Merger;

•	prohibit the General Partner from imposing any other transfer restrictions not set forth in the Partnership Agreement on transfers of Units made in connection with any Qualified Tender Offer or Qualified Merger;

•	require the Partnership to immediately: (i) recognize transfers following these types of transactions, rather than waiting until the end of a calendar quarter as currently mandated under the Partnership Agreement and (ii) deem the transferee in such transactions a substituted limited partner as defined in the Partnership Agreement; and

•	permit the Merger or any other Qualified Merger to be consummated upon the approval of limited partners who collectively hold more than 50% of the Units, without the approval by any general partner of the Partnership;

(ii)	A proposal to adopt the foregoing amendments (the “Amendments”) to the Partnership Agreement following their submission for approval by the limited partners; and

(iii)	A proposal to approve the Merger and a merger agreement and to effect the Merger upon adoption of the Amendments.

      Purchaser has announced that its consent solicitation will expire at 5:00 p.m., Eastern time, on March 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Unitholder Matters.

      As of March 8, 2004, there were 5,724 holders of record of the 135,600 Units.

      There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. The transfer of Units, or any interest therein, is subject to a variety of restrictions. Limited partners may not transfer their interests in the Partnership if, in the opinion of the Partnership’s counsel, such transfers might violate the registration requirements of the Securities Act of 1933, as amended, or the laws of any other jurisdiction or agency applicable to the transfers, cause the Partnership to be regarded as an association taxable as a corporation, result in the dissolution or termination of the Partnership or result in the Chicago Partnership not being able to obtain or continue in effect any license permitting the service or sale of alcoholic beverages in the Hotel. The assignee must also meet certain other requirements set forth in the Partnership Agreement before it may be recognized as a substituted limited partner, including the payment of all reasonable expenses connected with the transfer of any interest. The limited partners or their representatives must furnish, as to voluntary transfers, sufficient information to counsel to permit the foregoing determination to be made.

      The following information reflects the Partnership’s records of the average and range of Unit sale prices to date as quoted in the limited partnership exchanges:

	Average Per Unit	Range of Per Unit
	Sales Price(1)	Sales Price(1)

2002
2,563 Units (through December 31, 2002)	$434.35	$250.00 to $628.00
2003
16,940 Units (through December 31, 2003)	$524.10	$225.00 to $615.00
2004
(through March 8, 2004)	$690.67	$425.00 to $735.00

(1)	The per Unit sales price is the actual contracted price agreed upon by the respective limited partner and new purchaser. This balance does not reflect any reductions in the sales price due to subsequent distributions made to the limited partners, as specified by some of the tender offers.

     As of March 8, 2004, the Partnership has pending Unit sale transfer requests totaling approximately 40,735 Units for the first quarter of 2004. During the last three quarters of 2003, the Partnership transferred a total of 15,987 Units. Because the Partnership limits the transfers during any twelve month period to 40% of the outstanding Units (54,240 Units), the Partnership will only process transfers of 38,253 Units during the first quarter of 2004.

      The following represents cash distributions made in 2003, 2002 and 2001:

Distributions
Per Unit

2003
March 16	$6.72
June 10	$6.72
September 12	$6.72
December 15	$6.72
2002
March 16	$6.72
June 14	$6.72
September 13	$6.72
December 13	$6.72
2001
March 15	$6.72
June 14	$6.72
September 13	$6.72
December 14	$6.72

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

      The Partnership’s investor relations function is handled by Phoenix American at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for Phoenix American is 1-800-323-5888.

Item 6.	Selected Financial Data.

      The following table sets forth selected financial information for the Partnership:

	Year Ended December 31,

	2003	2002	2001	2000(1)		1999(1)

	(In thousands, except per Unit amounts)
Operating revenues:
Rooms	$31,637	$28,943	$30,188	$58,232		$97,973
Food and beverage	9,804	8,160	7,610	20,771		45,277
Other operating departments	3,721	3,615	4,117	7,873		13,047

Total operating revenues	45,162	40,718	41,915	86,876		156,297

Operating expenses:
Rooms	7,374	6,745	7,136	14,652		25,417
Food and beverage	6,983	6,453	6,264	16,109		35,189
Administrative, general and marketing	7,403	6,269	5,845	11,700		18,886
Management fees	4,716	4,126	3,974	5,358		13,300
Depreciation	7,572	8,555	8,124	7,222		11,679
Other	6,994	4,544	7,635	13,063		22,629

Total operating expenses	41,042	36,692	38,978	68,104		127,100

Operating profit	$4,120	$4,026	$2,937	$18,772		$29,197

Net income	$1,952	$1,383	$559	$66,139	(2)	$16,831
Net income per Unit	$14.40	$10.20	$4.12	$487.75		$124.12
Total assets	$92,056	$104,233	$106,585	$109,272		$295,834
Long-term obligations, net of current portion	$28,921	$40,390	$40,461	$40,322		$166,049
Deferred incentive management fees, net of current portion	$9,964	$6,829	$7,544	$7,447		$29,532
Distributions paid per Unit	$26.88	$26.88	$26.88	$690.94		$95.00

(1)	Includes the results of the Westin St. Francis Hotel in San Francisco, California (the “St. Francis”) through the sale date of such hotel on April 26, 2000.

(2)	Includes $52,606 gain on the St. Francis sale.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

      The Hotel’s primary market focus is on business travelers, conventions and other groups. The Hotel’s business activities generally follow national economic trends. The level of tourist business is influenced by the general global economic environment and political climate and, to a lesser extent, by the strength of the U.S. dollar in relation to foreign currencies. We believe that the Chicago real estate market is currently at a relative low point in the cycle but expect that the market will recover over the next few years, although the timing and extent of any such recovery is uncertain. We believe that the Hotel will not experience significant revenue and income growth in calendar year 2004 due in part to a reduced number of conventions in the Chicago area. Although the hotel real estate market in the United States has recently shown signs of improvement, there can be no assurance that this improvement will be sustained. The Michigan Avenue continues to experience seasonal trends, with the lowest occupancy levels occurring during the first quarter, followed by higher occupancies during the last three quarters of the year.

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

      Property and Equipment. The Partnership continually evaluates the carrying value of its plant and equipment for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. The Partnership evaluates the carrying value of its plant and equipment based on its plans, at the time, for such assets and such qualitative factors as future development in the surrounding area, status of expected local competition and projected incremental income from renovations. Changes to the Partnership’s plans, including a decision to dispose of or change the intended use of an asset, can have a material impact on the carrying value of the asset.

      This section analyzes significant fluctuations in items affecting the consolidated statements of income for the years ended December 31, 2003, 2002 and 2001.

2003 Compared with 2002

      The results of operations and key statistics below are for the Michigan Avenue only and do not include the costs related to Partnership administration.

	Year Ended
	December 31,

	2003	2002

REVPAR (revenue per available room)(1)	$115.41	$105.59
Total revenue (in thousands)	$45,162	$40,718
Operating profit (in thousands)	$6,021	$4,506
Operating profit as a percentage of revenues:
Rooms	76.69%	76.70%
Food and beverage	28.77%	20.91%

(1)	REVPAR is calculated by dividing room revenue which is derived from rooms and suites rented or leased, by total room nights available for a given period. We consider REVPAR to be a leading indicator for the performance of the Hotel since REVPAR measures the period-over-period growth in rooms revenue. REVPAR may not be comparable to similarly titled measures such as revenues.

     The Michigan Avenue had net income of approximately $4,197,000 in 2003, compared to $2,003,000 in 2002, which represents the majority of the results of the Partnership. The Michigan Avenue had operating profit of $6,021,000 for the year ended December 31, 2003, a 33.6% or $1,515,000 increase from 2002.

      The Michigan Avenue’s revenues were $45,162,000 for the year ended December 31, 2003 compared to $40,718,000 in 2002. The increase was primarily due to a 9.3% or $2,694,000 increase in rooms revenue for the year ended December 31, 2003 to $31,637,000 when compared to the prior year. REVPAR for 2003 was $115.41 as compared to $105.59 in 2002. The Michigan Avenue reported an average daily room rate of $149.78 and occupancy of 77.1% in the year ended December 31, 2003 as compared to $151.86 and 69.5%, respectively, in 2002. The REVPAR and rooms revenue increases are due to increased occupancies primarily related to the return of several large city-wide conventions during 2003. Furthermore, in addition to the increase in group business, the occupancy increase is attributable to the increase in transient travelers in 2003. The slight decrease in average daily rate is attributable to re-negotiated rates with several airline partners. The Michigan Avenue’s rooms department profit margin for 2003 was 76.7%, in line with 2002.

      The Michigan Avenue’s food and beverage revenue of $9,804,000 for 2003 represents a $1,644,000 or 20.1% increase compared to 2002. This increase is due primarily to the increased consumption associated with the increase in group business and the reopening of a coffee cart in the lobby during 2003. The Michigan Avenue’s food and beverage department profit margin for 2003 increased 7.9 percentage point to 28.8% from 2002 due to the mix of revenues, which consisted primarily of high-margin banquet and catering services, as compared to the lower margin room service or coffee bar revenues.

      Other operating departments had revenue of $3,721,000 for the year ended December 31, 2003, a $106,000 increase from 2002, primarily resulting from increased ancillary revenues experienced as a result of higher group business partially offset by fewer cancellation fees in 2003 when compared to 2002.

      The Michigan Avenue’s operating expenses for 2003 increased 8.1% or $2,929,000 to $39,141,000. The increase was primarily due to higher room costs associated with increased occupancy as well as increased management fees in accordance with the terms of the management agreement. Management fees for the year ended December 31, 2003 increased 14.3% or $591,000 in 2003 to $4,716,000 when compared to 2002 due to improved Partnership Net Operating Cash Flow, as defined in the Partnership Agreement.

      In addition to the operating expenses related to the Michigan Avenue discussed above, the Partnership also incurred $1,901,000 and $480,000 of costs for the years ended December 31, 2003 and 2002, respectively, for investor relations, professional services and other fees which are included in the consolidated statements of income. The $1,421,000 increase in 2003 over the prior year is due to additional administrative legal and regulatory costs incurred in connection with responding to the numerous tender offers made to limited partners during 2003 and certain activities undertaken in connection with a proposed refinancing of the Partnership’s debt.

2002 Compared with 2001

      The results of operations and key statistics below are for the Michigan Avenue only and do not include the costs related to Partnership administration.

	Year Ended
	December 31,

	2002	2001

REVPAR (revenue per available room)	$105.59	$110.13
Total revenues (in thousands)	$40,718	$41,915
Operating profit (in thousands)	$4,506	$3,602
Operating profit as a percentage of revenues:
Rooms	76.70%	76.36%
Food and beverage	20.91%	17.69%

      The Michigan Avenue had net income of approximately $2,003,000 in 2002, compared to $1,052,000 in 2001, which represents the majority of the results of the Partnership. The Michigan Avenue had operating profit of $4,506,000 for the year ended December 31, 2002, a $904,000 increase from 2001.

      The Michigan Avenue’s revenues were $40,718,000 for the year ended December 31, 2002 compared to $41,915,000 in 2001. The decrease was primarily due to a 4.1% or $1,245,000 decrease in rooms revenue for the year ended December 31, 2002 to $28,943,000 when compared to the prior year. REVPAR for 2002 was $105.59 as compared to $110.13 in 2001. The Michigan Avenue reported an average daily room rate of $151.86 and occupancy of 69.5% in the year ended December 31, 2002 as compared to $166.33 and 66.2%, respectively, in 2001. The REVPAR and rooms revenue decreases are due to the weakened U.S. and global economies and are commensurate with the drop in rates at the competitive set of hotels. Furthermore, the mix of existing customers included more transient travelers in 2002 when compared to group business. Transient travelers typically pay lower average rates than the group business. The 3.3 percentage points increase in occupancy is attributed to an increase in transient business from 2001. The Michigan Avenue’s rooms department profit margin for 2002 was 76.7%, in line with 2001.

      The Michigan Avenue’s food and beverage revenue of $8,160,000 for 2002 represents a $550,000 or 7.2% increase compared to 2001. The increase is due primarily to the increased consumption associated with the increase in occupancy rates. The Michigan Avenue’s food and beverage department profit margin for 2002 increased 3.2 percentage points to 20.9% from 2001 due to the mix of revenues, which consisted primarily of high-margin banquet and catering services, as compared to the lower margin room service or coffee bar revenues.

      Other operating departments had revenue of $3,615,000 for the year ended December 31, 2002, a $502,000 decrease from 2001, primarily resulting from decreased ancillary revenues experienced as a result of lower group business and fewer cancellation fees in 2002 when compared to 2001.

      The Michigan Avenue’s operating expenses for 2002 decreased 5.5% or $2,101,000 to $36,212,000. The decrease primarily resulted from a $3,024,000 property tax refund and cost-containment efforts established immediately after the September 11 Attacks, partially offset by increased depreciation expense resulting from 2001 and 2002 renovations and an increase in management fees. Management fees for the year ended December 31, 2002 increased 5.7% over 2001 to $4,125,000 due to improved Partnership Net Operating Cash Flow, as defined in the Partnership Agreement.

      In addition to the operating expenses related to the Michigan Avenue discussed above, the Partnership also incurred $480,000 and $664,000 of costs for the years ended December 31, 2002 and 2001, respectively, for investor relations, professional services and other fees, which are included in the consolidated statements of income.

Liquidity and Capital Resources

      As of December 31, 2003, the Partnership had cash and cash equivalents of approximately $33,358,000, a $5,878,000 decrease from December 31, 2002. This decrease is primarily due to the $10,000,000 prepayments on the mortgage loan during 2003. During 2003, total net cash provided by operating activities was $10,116,000.

      In 2003, a total of $2,229,000 was deposited into the Furniture, Fixtures and Equipment (“FF&E”) Reserve Account as required by the Restructuring Agreement. The balance in this account, together with interest of $15,000, is included in other assets in the accompanying consolidated balance sheet. The consolidated balance sheets also include a tax escrow account. The balance in the tax escrow account, together with interest of $23,000, is restricted and included in cash and cash equivalents in the accompanying consolidated balance sheet.

      A total of $1,052,000 was spent for capital improvements in 2003 for the Michigan Avenue. Of this amount, $423,000 was spent on renovations of the lobby and meeting rooms; $394,000 on broadband equipment and installation; $142,000 on the installation of an emergency generator; and the remaining $93,000 on various other projects, such as engineering equipment upgrades and computers.

      Capital improvements in 2004 are expected to total approximately $2,786,000. Approximately $1,957,000 is expected to be spent on meeting space and corridor upgrades; $300,000 for renovation of the workout facilities; $187,000 for engineering, computer and telecommunications upgrades; $116,000 for upgrading the exterior signage; $143,000 for miscellaneous improvements; and the remaining $83,000 on continued renovation of the lobby. All capital projects are subject to approval by the Lender and the General Partner.

      The Chicago Partnership has a fee simple interest in the Hotel. The Michigan Avenue is encumbered by a mortgage held by the Lender to secure indebtedness. The effective interest rate on the indebtedness is 8.06% per annum through maturity. The mortgage requires combined payments of principal and interest each quarter in arrears, in such amount as is necessary to repay the principal balance (together with interest at the fixed interest rate) based on a 25 year amortization schedule with a balloon payment on December 1, 2006. Annual payments of principal and interest on the mortgage are $3,093,000, payable in quarterly installments through December 1, 2006, at which time the remaining outstanding principal balance plus all accrued and unpaid interest is due and payable. Principal payments of $11,243,000 (including prepayments of principal discussed below) and interest payments of $1,850,000 were made on the mortgage during 2003. The Partnership is permitted to make two prepayments of $5 million each in any calendar year (up to a maximum of $20 million over the term of the mortgage) without a prepayment penalty. Two such $5 million payments were made in 2003. Any other prepayment may only be made in full in the amount equal to the then outstanding principal balance plus the amount by which the present value of the remaining scheduled principal and interest payments exceeds the then outstanding principal balance. Present value is calculated using a discount rate (compounded quarterly) equal to 1.0% plus the percent per annum of the Treasury constant maturities having a maturity date closest in time to November 30, 2006. The outstanding principal amount of the mortgage as of December 31, 2003 was $19,386,000. The mortgage provides for scheduled principal and interest payments of $3,093,000 in 2004.

      In conjunction with the restructuring of the Partnership’s mortgage loan in 1994, the General Partner loaned the Partnership $25 million to fund capital improvements to the Michigan Avenue and the St. Francis, of which $5 million was contributed to the Chicago Partnership for capital improvements for the Michigan Avenue. This loan (the “Subordinated Loan”), is subordinate to the Partnership’s current mortgage loan. The annual interest rate on the Subordinated Loan is the prime rate, plus 1%. The portion of the loan attributable to the St. Francis was repaid upon the sale of the St. Francis. At December 31, 2003, the outstanding balance on the Subordinated Loan totaled $10,950,000 (including $5,950,000 of accrued interest). The Subordinated Loan (both principal and interest) will be payable in full from the net proceeds of a refinancing or a sale of the Michigan Avenue in accordance with the Partnership Agreement. Interest expense on this loan was $546,000, $572,000, and $734,000 in the years ended December 31, 2003, 2002 and 2001, respectively. Principal payments on the Subordinated Loan are due on the fifteenth anniversary of each advance with the first payment due in June 2009.

      At this time, the General Partner anticipates that the cash on hand and cash flow from operations will provide adequate funding for payments on the remaining mortgage loan and 2004 capital expenditures. In addition, barring any unforeseen adverse occurrence, the General Partner anticipates that the Partnership will be in a position to continue regular distributions to the limited partners at an annual level of $26.88 per Unit in 2004. A distribution of $6.72 per Unit is scheduled for March 15, 2004 to unitholders of record on December 31, 2003. Future distributions will be based on available Net Cash Flow, as defined in the Partnership Agreement, and cash availability if a refinancing of the Partnership’s debt is affected. The amount of each distribution will be determined by the General Partner at the end of each calendar quarter according to the terms of the Partnership Agreement and will be distributed to the limited partners within 75 days of the end of the quarter.

      The Partnership had the following contractual obligations outstanding as of December 31, 2003 (in thousands):

		Due in			Due
		Less Than	Due in	Due in	After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$30,336	$1,415	$17,971	$—	$10,950
Capital lease obligations	—	—	—	—	—
Operating lease obligations	110	51	59	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities	9,964	—	—	—	9,964

Total contractual obligations	$40,410	$1,466	$18,030	$—	$20,914

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

      The Partnership is exposed to market risk on its financial instruments from changes in interest rates. The Partnership does not use financial instruments for trading or speculative purposes or to manage interest rate risk. A hypothetical 1% change in interest rates would result in an increase or decrease in interest expense of approximately $110,000.

      The Partnership’s financial instruments consist primarily of a variable rate note and fixed rate debt. The Partnership’s debt at December 31, 2003 consisted of a note payable to the General Partner and a mortgage loan.

Item 8.	Financial Statements and Supplementary Data.

      The following documents are filed as part of this report:

      Financial statement schedules are omitted for the reason that they are not required, are insignificant or because the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To Westin Hotels Limited Partnership:

We have audited the accompanying consolidated balance sheets of the Westin Hotels Limited Partnership and subsidiaries (the “Partnership”) (a Delaware limited partnership) as of December 31, 2003 and 2002, and the related consolidated statements of income, partners’ capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership for December 31, 2001 and for the period then ended, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 1, 2002.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Westin Hotels Limited Partnership and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

New York, New York

February 13, 2004

PREDECESSOR AUDITOR’S REPORT

      THIS REPORT IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP, NOR HAS ARTHUR ANDERSEN LLP PROVIDED ITS CONSENT TO THE INCLUSION OF THEIR REPORT IN OUR FORM 10-K.

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

ARTHUR ANDERSEN LLP

Phoenix, Arizona

March 1, 2002

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(In thousands, except Units)

	December 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $3,219 and $3,143	$33,358	$39,236
Accounts receivable, net of allowance for doubtful accounts of $23 and $56	2,579	2,318
Inventories	238	233
Prepaid expenses and other current assets	320	410

Total current assets	36,495	42,197

Property and equipment, at cost:
Buildings and improvements	56,037	55,597
Furniture, fixtures and equipment	62,887	62,275

	118,924	117,872
Less accumulated depreciation	74,161	66,589

	44,763	51,283
Land	8,835	8,835

Land, property and equipment, net	53,598	60,118

Other assets, including restricted cash of $1,624 and $1,522	1,963	1,918

	$92,056	$104,233

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable — Trade and other	$493	$403
General Partner and affiliates	833	3,797

Total accounts payable	1,326	4,200
Current maturities of long-term obligations	1,415	643
Accrued expenses	5,754	5,844
Other current liabilities	495	527

Total current liabilities	8,990	11,214
Long-term obligations	17,971	29,986
Long-term obligation to General Partner	10,950	10,404
Deferred incentive management fees payable to General Partner	9,964	6,829

Total liabilities	47,875	58,433

Minority interests	4,585	4,511

Commitments and contingencies Partners’ capital (deficit):
General Partner	(997)	(747)
Limited Partners (135,600 Units issued and outstanding)	40,593	42,036

Total Partners’ capital	39,596	41,289

	$92,056	$104,233

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except Unit data)

	Year Ended December 31,

	2003	2002	2001

Operating revenues:
Rooms	$31,637	$28,943	$30,188
Food and beverage	9,804	8,160	7,610
Other operating departments	3,721	3,615	4,117

Total operating revenues	45,162	40,718	41,915

Operating expenses:
Rooms	7,374	6,745	7,136
Food and beverage	6,983	6,453	6,264
Other operating departments	694	633	713
Administrative and general	4,705	3,873	3,360
Related party management fees	4,716	4,126	3,974
Advertising and business promotion	2,698	2,396	2,485
Property maintenance and energy	2,884	2,635	2,609
Local taxes, insurance and rent	3,416	1,276	4,313
Depreciation	7,572	8,555	8,124

Total operating expenses	41,042	36,692	38,978

Operating profit	4,120	4,026	2,937

Interest expense, net of interest income of $276, $486 and $954	(2,094)	(2,590)	(2,329)

Income before minority interests	2,026	1,436	608
Minority interests in net income	(74)	(53)	(49)

Net income	$1,952	$1,383	$559

Net income per Unit (135,600 Units issued and outstanding)	$14.40	$10.20	$4.12

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

(In thousands)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 2000	$(131)	$46,768	$46,637
Cash distributions	—	(3,645)	(3,645)
Net income (loss)	(299)	858	559

Balance at December 31, 2001	(430)	43,981	43,551
Cash distributions	—	(3,645)	(3,645)
Net income (loss)	(317)	1,700	1,383

Balance at December 31, 2002	(747)	42,036	41,289
Cash distributions	—	(3,645)	(3,645)
Net income (loss)	(250)	2,202	1,952

Balance at December 31, 2003	$(997)	$40,593	$39,596

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2003	2002	2001

Operating Activities
Net income	$1,952	$1,383	$559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,572	8,555	8,124
Amortization of deferred loan fees	9	9	9
Interest expense on long-term obligation to General Partner	546	572	734
Minority interests in net income	74	53	49
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(261)	(657)	1,603
Inventories	(5)	(67)	34
Prepaid expenses and other current assets	90	113	(114)
Trade and other accounts payable	90	(8)	175
Accounts payable and deferred incentive management fees to General Partner and affiliates	171	(60)	478
Accrued expenses and other current liabilities	(122)	(53)	(487)

Net cash provided by operating activities	10,116	9,840	11,164

Investing Activities
Additions to property and equipment	(1,052)	(2,264)	(1,987)
Decrease (increase) in long-term restricted cash	(102)	3,916	(3,099)
Decrease in other assets	48	56	48

Net cash provided by (used in) investing activities	(1,106)	1,708	(5,038)

Financing Activities
Cash distributions	(3,645)	(3,645)	(3,645)
Repayment of long-term obligations	(11,243)	(594)	(550)

Net cash used in financing activities	(14,888)	(4,239)	(4,195)

Net increase (decrease) in cash and cash equivalents	(5,878)	7,309	1,931
Cash and cash equivalents — beginning of period	39,236	31,927	29,996

Cash and cash equivalents — end of period	$33,358	$39,236	$31,927

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$1,850	$2,498	$2,544

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

      Basis of Presentation. The accompanying consolidated financial statements include the accounts of Westin Hotels Limited Partnership, a Delaware limited partnership (the “Partnership”), and its primary subsidiary limited partnership, The Westin Chicago Limited Partnership (the “Chicago Partnership”). The Chicago Partnership owns and operates The Westin Michigan Avenue, Chicago (formerly The Westin Hotel, Chicago) in downtown Chicago, Illinois (the “Michigan Avenue” or the “Hotel”). All significant intercompany transactions and accounts have been eliminated.

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

      Income Taxes. The Partnership does not record any provision for federal and state income taxes in its consolidated financial statements. All items of income, gain, loss, deduction or credit for federal and state

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income tax purposes are allocated to the partners of the Partnership for inclusion in their individual income tax returns. The reported amounts of the Partnership’s net assets and liabilities exceeded the related tax bases by approximately $14,002,000 and $16,145,000 at December 31, 2003 and 2002, respectively.

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

      Reclassifications. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentations.

      Impact of Recently Issued Accounting Standards. There were various accounting standards and interpretations issued during 2003, none of which are expected to have a material impact on the Partnership’s financial position, operations or cash flows.

Note 2.	Organization

      The Partnership was formed on April 25, 1986 to invest in hotel properties by acquiring limited partnership interests in the Hotel Partnerships. The Partnership will continue until December 31, 2036, unless terminated sooner under the provisions of the Partnership Agreement.

      Westin Realty Corp. (“Westin Realty”), formerly a wholly owned subsidiary of Westin Hotel Company (“Westin”), now a wholly owned subsidiary of Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), is the sole general partner of the Partnership (the “General Partner”) and subject to the Partnership Agreement. On August 28, 1986, Westin Realty acquired all of the limited partnership interests in the Chicago Partnership (which represented 91.62% of the then fair value of the Chicago Partnership’s net assets) and contributed these interests (and other interests which have subsequently been sold) to the Partnership in exchange for all of the limited partnership interests in the Partnership. Westin Realty then sold these limited partnership interests in a public offering. The remaining 8.38% interest in the Chicago Partnership was retained by the predecessor owners, subsidiaries of Westin.

      On January 2, 1998, Starwood completed the acquisition of Westin Hotels & Resorts Worldwide, Inc. (“Westin Worldwide”) (the “Westin Acquisition”). Westin Realty and 909 North Michigan Avenue Corporation (“909 Corp.”), each formerly wholly owned subsidiaries of Westin Worldwide, are now wholly owned subsidiaries of Starwood. The Westin Acquisition did not change the structure of the general partners’ and limited partners’ ownership interest in either the Partnership or the Chicago Partnership.

      The Chicago Partnership’s profits and losses, subject to certain contractual adjustments, are generally allocated 99% to the Chicago Partnership and 1% to minority interests. Partnership profits and losses are further allocated 99% to the limited partners and 1% to the General Partner, with the exception of depreciation expense, which is allocated 92.55% to the limited partners and 7.45% to the General Partner. Because of the allocation of depreciation expense, the General Partner’s share of profits and losses since inception is a net loss, resulting in a deficit balance in the General Partner capital account. The Partnership Agreement specifies that if a deficit balance exists after liquidation of both of the Chicago Partnership’s assets, the General Partner would be obligated to contribute cash to the Partnership equal to the lesser of (i) the deficit balance in such capital account, or (ii) 1.01% of the capital contributions of the limited partners reduced by all capital contributions of the General Partner.

      Except for the following restrictions outlined in the mortgage loan restructuring agreement completed in June 1994 (hereinafter this agreement and any amendments to it are referred to as the “Restructuring

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement”), Net Cash Flow of the Partnership, as defined in the Partnership Agreement, is distributed first to the limited partners until certain preferential distributions are achieved and then allocated to both the general partners and limited partners depending on factors related to the source of the Net Cash Flow and cash distributions as specified in the Partnership Agreement. The Restructuring Agreement permitted distributions beginning in 1997 once the Hotels had achieved certain performance levels in the three years prior to 1997. Aggregate distributions of $3,645,000 were made to the limited partners in each of the years ended December 31, 2003, 2002 and 2001, respectively.

Note 3.	Accrued Expenses

      Accrued expenses include the following at December 31 (In thousands):

	2003	2002

Salaries, wages and other related benefits	$1,008	$869
Estimated property and other taxes	3,744	3,877
Other	1,002	1,098

Total	$5,754	$5,844

Note 4.	Long-Term Obligations

      Long-term obligations include the following at December 31 (In thousands):

	2003	2002

Mortgage loans bearing effective interest at 8.06%	$19,386	$30,629
Less current maturities	(1,415)	(643)

Total	$17,971	$29,986

Note payable to the General Partner, bearing interest at prime plus 1% (5.00% at December 31, 2003) (see Note 8)	$10,950	$10,404

      On May 27, 1997, the existing mortgage loan on the Hotel was restructured pursuant to the Restructuring Agreement between The Teacher Retirement System of Texas, the Partnership, the Chicago Partnership, 909 Corp. (general partner of the Chicago Partnership) and Westin Realty.

      The Restructuring Agreement provided for an extension of the maturity date for the Hotel’s existing mortgage loan from August 31, 2001 to November 30, 2006. The restructuring resulted in a decrease in the effective interest rate on the mortgage loan from 8.55% per annum to 8.06% per annum from the date of the Restructuring Agreement through maturity.

      Through November 30, 1999, the restructured loan required the payment of interest only each quarter in arrears. From December 1, 1999 to November 30, 2006, the loan required combined payments of principal and interest each quarter in arrears, in such amount necessary to repay the principal balance of the note (together with interest at the fixed interest rate) on the basis of a 25-year amortization schedule. Annual payments of principal and interest on the remaining Michigan Avenue mortgage loan are $3,093,000, payable quarterly through December 1, 2006, at which time the remaining outstanding principal balance plus all accrued and unpaid interest is due and payable. On March 1, 2003, the Partnership prepaid $5,000,000 on this mortgage loan, and an additional $5,000,000 on December 17, 2003.

      As required by the Restructuring Agreement, deposits to the Furniture, Fixtures and Equipment Reserve Accounts (the “FF&E Reserve Accounts”) for 2003 and 2002 totaled $2,229,000 and $2,002,000, respectively. FF&E Reserve Accounts are included in other assets in the accompanying balance sheets. Interest

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earned on the FF&E Reserve Accounts was $15,000, $43,000 and $144,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      As required by the Restructuring Agreement, $3,488,000 and $522,000 was deposited to tax escrow accounts in 2003 and 2002, respectively. These accounts are used to pay real and personal property taxes as they become due. The tax escrow accounts are included in cash and cash equivalents in the accompanying consolidated balance sheets.

      Scheduled principal payments on the mortgage loan are $1,415,000 in 2004, $1,698,000 in 2005 and $16,273,000 in 2006, after the impact of the two $5,000,000 prepayments discussed above.

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

Note 5.	Employee Benefit Plan

      The Chicago Partnership participates in a 401(k) plan (the “Plan”), sponsored by Starwood, an affiliate of the General Partner. The Plan allows for voluntary contributions by employees that meet certain age and service requirements. Each participant may contribute on a pretax basis between 1% and 18% of his or her compensation to the Plan. The Plan also contains additional provisions for matching and/or profit sharing contributions, both of which are based on a portion of a participant’s eligible compensation. The amount of expense for matching contributions totaled $68,000 in 2003, $64,000 in 2002, and $66,000 in 2001.

Note 6.	Operating Leases

      The Hotel rents various property and equipment under operating leases. Minimum future rents under the operating leases in effect at December 31, 2003 are $51,000 for 2004, $37,000 for 2005 and $22,000 for 2006.

      Rental expense for operating leases, including short-term leases, was $63,000, $89,000 and $158,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      The Hotel also rents restaurant, gift shop and retail space to third-party vendors under operating leases. Minimum annual rental income under the operating leases in effect at December 31, 2003 are as follows:

2004	$993,000
2005	$905,000
2006	$864,000
2007	$865,000
2008	$865,000
Thereafter	$1,392,000

      Rental income from operating leases, including contingent rental income, was $2,007,000, $1,923,000, and $1,767,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 7.	Commitments and Contingencies

      Because of the nature of the hotel business, the Chicago Partnerships is subject to various claims and legal actions incidental to the ordinary course of their operations, including such matters as contract and lease disputes and complaints alleging personal injury, property damage and employment discrimination. The General Partner believes that the outcome of any such pending claims, individually or in the aggregate, will

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not have a material adverse effect upon the business, financial condition or results of operations of the Partnership.

Note 8.	Related Party Transactions

      Westin Realty is responsible for the management and administration of the Partnership. In accordance with the Partnership Agreement, the Partnership reimburses the General Partner for expenses in connection with management and administration of the Partnership. These reimbursements totaled approximately $1,200,000 in the year ended December 31, 2003, and $467,000 and $725,000 in the years ended December 31, 2002 and December 31, 2001, respectively.

      The General Partner’s officers and directors and the officers and directors of the Chicago Partnership are full-time senior or executive-level employees of Starwood. In addition, the Michigan Avenue is managed by 909 Corp., a wholly owned subsidiary of Starwood. All the activities of the General Partner and the 909 Corp. are carried out by Starwood employees, since neither the General Partner nor the 909 Corp. has any employees of its own.

      The directors and officers of the General Partner, in their capacities as Starwood employees and directors and officers of a wholly owned subsidiary of Starwood, owe fiduciary duties to Starwood in its capacity as the sole stockholder of the General Partner. The directors and officers of the General Partner and the General Partner, however, also have fiduciary duties to the Partnership and the limited partners that may conflict with their fiduciary duties to Starwood.

      Although they are not members of the Board of Directors of the General Partner, the Chief Financial Officer, the General Counsel and the President of the Real Estate Group of Starwood each hold positions with the General Partner and the 909 Corp. The former Chief Financial Officer of Starwood was a member of the Board of Directors of the General Partner until October 19, 2001.

      Each director and the President of the General Partner is a full-time, senior or executive-level employee of Starwood. Each has received salary and bonuses from Starwood in amounts commensurate with his level of skill and experience and comparable to similarly situated employees in the industry. Each has received grants of options and restricted stock of Starwood in each of the past two years and is also eligible to participate in Starwood’s benefit plans. Moreover, neither the Partnership nor the Hotel Partnership are responsible for the payment of any executive compensation to the officers of the general partners.

      The Michigan Avenue is operated as part of the Westin international system of hotels pursuant to a management agreement (the “Management Agreement”) initially entered into on August 21, 1986 among the General Partner, the Partnership, 909 Corp., the Chicago Partnership, as the owner of the Michigan Avenue, and the Westin Hotel Company, as hotel manager. When Starwood acquired the Westin Hotel Company in 1998, the Westin Hotel Company was merged into one of Starwood’s affiliates and the Westin Hotel Company assigned the Management Agreement to 909 Corp. The Management Agreement does not terminate until 2026 without the consent of all parties, absent a breach or a default by a party or the occurrence of certain extraordinary events specified in the agreement, which generally relate to the bankruptcy or insolvency of the Partnership or 909 Corp.

      The Management Agreement provides for a base management fee equal to 3.5% of annual gross revenues of the Michigan Avenue payable by the Chicago Partnership to the hotel manager out of cash flow from the operations of the Michigan Avenue. This fee is payable prior to the distribution of cash to the partners of the Chicago Partnership, including the Partnership as the sole limited partner of the Chicago Partnership. Base management fees earned by 909 Corp. were approximately $1,581,000 in the year ended December 31, 2003, and $1,426,000 and $1,467,000 in the years ended December 31, 2002 and December 31, 2001, respectively.

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Management Agreement also provides for an incentive management fee, which is currently equal to 20% of the net operating cash flow (as defined in the Management Agreement) of the Partnership. Payment of the incentive management fee in any year depends on the amount of distributable net cash flow of the Partnership and is subordinated to the payment to the limited partners of a preferred distribution of cash flow. Unpaid incentive management fees are deferred and do not accrue interest. Incentive management fees totaled approximately $3,135,000 in the year ended December 31, 2003, and $2,700,000 and $2,507,000 in the years ended December 31, 2002 and December 31, 2001, respectively.

      Incentive management fee payments are subordinate to the unitholders’ receipt of certain preferential returns. The 2002 incentive management fees and approximately $752,000 of previous years’ incentive management fees were paid in the first quarter of 2003. At December 31, 2003, all current and deferred incentive management fees with respect to the Partnership were $9,964,000. Deferred incentive management fees are payable from the proceeds of a sale or refinancing of the Michigan Avenue or from available net cash flow, as defined in the Partnership Agreement.

      The Chicago Partnership paid marketing fees to Starwood and its affiliates totaling approximately $677,000 in the year ended December 31, 2003, and $611,000 and $629,000 in the years ended December 31, 2002 and December 31, 2001, respectively. Additionally, the Partnership paid Starwood affiliates approximately $2,045,000, $1,856,000 and $1,852,000 in 2003, 2002 and 2001, respectively, for services provided by Starwood affiliates primarily in connection with systems support, reservations, advertising, property and workers’ compensation insurance which payments include premiums paid to Westel Insurance Company, a wholly owned subsidiary of Starwood.

      In conjunction with the restructuring of the Partnership’s mortgage loan secured by the Michigan Avenue in 1994, the General Partner loaned the Partnership $25 million to fund capital improvements at the two hotels owned by the Partnership at the time, of which $5 million was contributed to the Chicago Partnership for capital improvements for the Michigan Avenue. This loan (the “Subordinated Loan”) is subordinate to the Partnership’s current mortgage loan. The annual interest rate on the Subordinated Loan is the prime rate plus 1%. At December 31, 2003, the outstanding balance on the Subordinated Loan totaled $10,950,000 (including $5,950,000 of accrued interest). The Subordinated Loan (both principal and interest) will be payable in full from the net proceeds of a refinancing or a sale of the Michigan Avenue in accordance with the Partnership Agreement. Interest expense on this loan was $546,000 in the year ended December 31, 2003, and $572,000 and $734,000 in the years ended December 31, 2002 and December 31, 2001, respectively. Principal payments on the Subordinated Loan are due on the fifteenth anniversary of each advance with the first payment due in June 2009.

      Pursuant to the Partnership Agreement, the General Partner is generally allocated 1% of the Partnership’s taxable income and loss. In addition, 909 Corp., an affiliate of the General Partner, is generally allocated 1% of the Chicago Partnership’s taxable income and loss.

      In June 2000, the Michigan Avenue transferred the operations of its restaurant, The Grill on the Alley, to Grill Concepts of California (“Grill Concepts”). Starwood made an equity investment in Grill Concepts in the third quarter of 2001 and currently owns 12% of the outstanding common stock of Grill Concepts and has rights to acquire additional shares of Grill Concepts pursuant to a subscription agreement. An employee of Starwood also serves on the Board of Directors of Grill Concepts. Grill Concepts operates The Grill on the Alley pursuant to a ten-year operating lease which expires in 2008. Rental revenues to the Partnership from Grill Concepts under the operating lease for the restaurant were $289,000 in the year ended December 31, 2003, and $238,000 and $242,000 in the years ended December 31, 2002 and December 31, 2001, respectively.

      An entity in which the Chairman and Chief Executive Officer of Starwood had an indirect ownership interest held 259 Units. The units were acquired in 1995 and 1996. The entity tendered all of its units to

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Starwood in connection with Starwood’s tender offer. Starwood purchased all shares tendered to it and the entity will receive approximately $190,000 for its units.

      On February 23, 2004, Starwood announced that its tender offer to purchase units of the partnership expired at 5:00 p.m., Eastern Standard Time on February 20, 2004. Based on a preliminary count, Starwood indicates that approximately 33,873 units had been tendered to it.

Note 9.	Summarized Quarterly Financial Data (Unaudited)

      Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth	Total

	(In thousands, except per Unit amounts)
2003
Operating revenues	$8,192	$12,546	$12,821	$11,603	$45,162
Operating profit (loss)	$(1,328)	$2,194	$2,300	$954	$4,120
Net income (loss)	$(1,998)	$1,608	$1,691	$651	$1,952
Net income (loss) per Unit	$(14.73)	$11.86	$12.46	$4.81	$14.40
2002
Operating revenues	$6,532	$11,971	$11,289	$10,926	$40,718
Operating profit (loss)	$(2,224)	$1,705	$1,609	$2,936	$4,026
Net income (loss)	$(2,848)	$1,046	$949	$2,236	$1,383
Net income (loss) per Unit	$(21.00)	$7.71	$7.00	$16.49	$10.20

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

Item 9A.	Controls and Procedures

      The General Partner’s management conducted an evaluation, under the supervision and with the participation of the Partnership’s Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the Principal Executive Officer and Principal Accounting Officer concluded that the Partnership’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Partnership’s SEC reports. There have been no changes in the Partnership’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      The Chicago Partnership has no directors or officers. Business policy-making functions of the Chicago Partnership are carried out through the directors and officers of the general partners.

      Westin Realty’s directors and executive officers and their current positions are as follows:

Name	Age	Title

Theodore W. Darnall	46	President, Assistant Secretary and Principal Executive Officer
Alan M. Schnaid	37	Vice President, Principal Accounting Officer and Director
Tom Smith	51	Director

      Theodore W. Darnall and Alan M. Schnaid assumed their current positions in September 1998. Tom Smith assumed his current position in October 2001.

      Theodore Darnall has been the President of Starwood’s Real Estate Group since August 2002. From July 1999 to August 2002, he was the President of Starwood’s North America Group. From April 1998 to July 1999, Mr. Darnall was Executive Vice President, North American Division for Starwood. Mr. Darnall was also Executive Vice President and Chief Operating Officer of Starwood Lodging Corporation (a predecessor Starwood company) between April 1996 and April 1998.

      Alan M. Schnaid currently serves as a Vice President, Principal Accounting Officer and Director. Mr. Schnaid has been Senior Vice President, Corporate Controller of Starwood since 1998. Mr. Schnaid has been with Starwood since August 1994 and has previously served as Assistant Corporate Controller and Vice President, Corporate Controller.

      Tom Smith currently serves as a Director. He is Senior Vice President, Real Estate Group, of Starwood. Mr. Smith has held various positions with Starwood since July 1998. Before joining Starwood, he was a Managing Director of CIGNA Real Estate Investment Corporation for eleven years.

      The following persons are directors and/or officers of 909 Corp. as indicated:

Name	Age	Title

Theodore W. Darnall	46	President, Assistant Secretary and Principal Executive Officer
Alan M. Schnaid	37	Vice President, Principal Accounting Officer and Director
Tom Smith	51	Director

Corporate Governance

      The General Partner does not have a separately-designated standing audit committee. However, the entire Board of Directors of the General Partner acts as the General Partner’s audit committee as specified in section 3(a)(58)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board of Directors of the General Partner has determined that Alan M. Schnaid is the audit committee financial expert, as defined by applicable federal securities laws. The Board of Directors of the General Partner has determined that Mr. Schnaid is not “independent,” as defined by applicable federal securities laws and the Listing Requirements of the New York Stock Exchange, Inc.

      The Partnership has a Finance Code of Ethics applicable to its Principal Executive Officer, Principal Accounting Officer and persons performing similar functions. The text of this code of ethics may be found on Starwood’s website at http://www.starwood.com/corporate/investor-relations.html. Amendments to and waivers from the Finance Code of Ethics that require disclosure under applicable SEC rules will be posted on the Starwood website. You may obtain a free copy of this code in print by contacting our investor relations manager, Phoenix American, at 1-800-323-5888.

Item 11.	Executive Compensation.

      As noted in Item 10 above, the Chicago Partnership has no directors, officers or other employees. However, under the respective limited partnership agreements for the Chicago Partnership, Westin Realty, as General Partner of the Partnership, is responsible for the administration and management of the Partnership and 909 Corp., as general partner of the Chicago Partnership, is responsible for the administration and management of the Chicago Partnership. The general partners, however, receive no fees for providing these services to the Partnership. Moreover, neither the Partnership nor the Chicago Partnership are responsible for the payment of any executive compensation to the officers of the general partners.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

      The following tables show the number of Units “beneficially owned” by all persons known to the Partnership to be the beneficial owners of more than 5% of the outstanding Units at March 8, 2004. The information in the tables is based upon information provided by each of the Schedules 13D filed with the SEC by each of the beneficial owners of more than 5% of the outstanding Units.

	Amount of
	Beneficial	Percent
Name and Address of Beneficial Owner	Ownership	of Class

5% Unitholders
WHLP Acquisition LLC and Starwood Hotels & Resorts Worldwide, Inc.(1)	33,799	24.9%
1111 Westchester Avenue White Plains, NY 10604
Kalmia Investors, LLC, Smithtown Bay, LLC, Merced Partners Limited Partnership, Global Capital Management, Inc., Michael J. Frey and John D. Brandenborg(2)	25,077	18.5%
601 Carlson Parkway, Suite 200 Minnetonka, MN 55304
The Harmony Group II, LLC(3)	10,502	7.7%
410 Park Avenue, Suite 540 New York, NY 10022

(1)	Based on information contained in a Schedule 13D, dated February 20, 2004, filed with respect to the Partnership.

(2)	Based on information contained in a Schedule 13D/A, dated February 9, 2004, filed with respect to the Partnership.

(3)	Based on information contained in a Schedule 13D, dated December 17, 2003, filed with respect to the Partnership by Madison Liquidity Investors 103, LLC, Madison/WP Value Fund IV, LLC, Madison Avenue Investment Partners, LLC, Windy City Investments, LLC, Madison Windy City Investments, LLC, Madison Investment Partners 20, LLC, Madison Capital Group, LLC, Madison Liquidity Investors 100, LLC, Madison Liquidity Investors 120, LLC, Madison Opportunity Fund, LLC, Madison Investment Partners 13, LLC, Madison Liquidity Investors 112, LLC, Madison Value Fund, LLC, Madison Investment Partners 11, LLC, Madison Liquidity Investors 111, LLC, Madison/ WP Value Fund V, LLC, Madison Investment Partners 10, LLC, Madison Liquidity Investors 119, LLC, Madison/ WP Value Fund VII, LLC, Madison Investment Partners 18, LLC, The Madison Avenue Capital Group II, LLC, The Harmony Group II, LLC and Bryan E. Gordon (collectively, the “Windy City Entities”). The Partnership believes that although the Windy City Entities have not filed an amendment to their Schedule 13D, the Windy City Entities have tendered their shares and no longer collectively beneficially own five percent or more of the Units as of the date of this filing.

Item 13.	Certain Relationships and Related Transactions.

      Theodore W. Darnall, Alan M. Schnaid and Tom Smith serve as officers and/or directors of Westin Realty and as principal officers of Starwood. The Partnership has engaged various subsidiaries of Starwood to provide services to the Hotels. See Note 8 of the Notes to Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data.”

Item 14.	Principal Accountant Fees and Services

Summary of Auditor’s Fees for 2002

      Audit Fees. Ernst & Young LLP’s fees for the Partnership’s annual audit were $68,000 in 2003 and $57,000 in 2002.

      Audit-Related Fees. Ernst & Young LLP did not have any audit-related fees in 2003 or 2002.

      Tax Fees. Ernst & Young LLP did not have any fees related to tax compliance, tax advice, and tax planning services for the Partnership in 2003 or in 2002.

      All Other Fees. Ernst & Young LLP had no other fees in 2003 and 2002.

Pre-Approval Policies and Procedures

      The Board of Directors of the General Partner, acting as the Partnership’s audit committee as specified in section 3(a)(58)(B) of the Exchange Act, has adopted a policy requiring pre-approval by the committee of all services (audit and non-audit) to be provided to the Partnership by its independent auditors. In accordance with that policy, the Board of Directors has given its approval for the provision of audit services by Ernst & Young LLP for fiscal 2004. All other services must be specifically pre-approved by the full Board of Directors of the General Partner or by a designated member of the Board of Directors of the General Partner who has been delegated the authority to pre-approve the provision of services.

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

(a) 3.     Exhibits.

4.	Instruments defining the rights of security holders.
	4.1	Amended and Restated Agreement of Limited Partnership of Westin Hotels Limited Partnership.(1)
	4.2	Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership.(1)
	4.3	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership. (3)
	4.4	Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(1)
	4.5	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(3)
10.	Material contracts.
	10.1	Restructuring Agreement dated as of June 2, 1994.(3)
	10.2	Second Restructuring Agreement dated as of May 27, 1997. (4)
	10.3	Amended and Restated Management Agreement between The Westin Chicago Limited Partnership and Westin Hotel Company, for property management services.(2)
	10.4	First Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(3)

10.6	Assignment and Assumption of Agreements between Westin Hotel Company and 909 North Michigan Avenue Corporation.(6)
10.7	Contribution Agreement between 909 North Michigan Avenue Corporation and The Westin Chicago Limited Partnership, for contribution of Hotel assets and the transfer of limited partnership interests.(2)
10.8	First Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated as of June 2, 1994.(3)
10.9	Second Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing (With Assignment of Rents and Leases) dated as of May 27, 1997.(5)
10.10	Promissory Note of 909 North Michigan Avenue Corporation dated August 21, 1986 to Teacher Retirement System of Texas.(1)
10.11	First Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of June 2, 1994.(3)
10.12	Second Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of May 27, 1997.(5)
10.13	Mortgage and Security Agreement dated August 21, 1986 for The Westin Hotel, Chicago.(1)
10.14	First Amendment to Mortgage and Security Agreement dated as of June 2, 1994.(3)
10.15	Second Amendment to Mortgage and Security Agreement dated as of May 27, 1997.(5)
10.16	Chicago FF&E Escrow Agreement dated as of June 2, 1994. (3)
10.17	Promissory Note dated June 2, 1994 in favor of Westin Realty Corp. by Westin Hotels Limited Partnership.(3)
10.18	Loan Agreement dated as of June 2, 1994 between Westin Hotels Limited Partnership and Westin Realty Corp.(3)
10.19	Second Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(7)
10.20	Third Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(9)
10.21	Purchase and Sale Agreement, dated January 18, 2000, between The Westin St. Francis Limited Partnership and BRE/ St. Francis L.L.C.(8)
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 — Principal Executive Officer.(10)
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 — Principal Accounting Officer.(10)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer.(10)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Accounting Officer.(10)

(1)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.3, 10.4, 10.5 and 10.6, respectively, to the Partnership’s 1986 Annual Report on Form 10-K.

(2)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Partnership’s Registration Statement on Form S-11 (No. 33-3918).

(3)	Incorporated by reference to Exhibits 4.3, 4.5, 10.1, 10.3, 10.6, 10.8, 10.10, 10.12, 10.13, 10.14, 10.15 and 10.16, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.

(4)	Incorporated by reference to Exhibit 10 to the Partnership’s Current Report on Form 8-K dated May 27, 1997.

(5)	Incorporated by reference to Exhibits 10.8, 10.11, 10.14 and 10.17, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

(6)	Incorporated by reference to Exhibits 10.5 and 10.6, respectively, to the Partnership’s 1997 Annual Report on Form 10-K.

(7)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(8)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated January 18, 2000.

(9)	Incorporated by reference to Exhibit 10.26 to the Partnership’s 2001 Annual Report on Form 10-K.

(10)	Filed herewith.

(b)	Reports on Form 8-K.

      During the fourth quarter of 2003, the Partnership furnished the following Current Report on Form 8-K:

•	October 14, 2003 reporting under Items 7 and 9 its press release announcing results of operations and financial condition for September 2003.

•	November 18, 2003 reporting under Items 7 and 9 its press release announcing results of operations and financial condition for October 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2004.

WESTIN HOTELS LIMITED PARTNERSHIP
(a Delaware limited partnership)

By:	WESTIN REALTY CORP.,

Its sole General Partner

By:	/s/ ALAN M. SCHNAID

Alan M. Schnaid
Vice President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THEODORE W. DARNALL Theodore W. Darnall	President, Assistant Secretary and Principal Executive Officer of Westin Realty Corp. (Principal Executive Officer of Registrant)	March 11, 2004

/s/ ALAN M. SCHNAID Alan M. Schnaid	Vice President, Principal Accounting Officer and Director of Westin Realty Corp. (Principal Accounting Officer of Registrant)	March 11, 2004
/s/ TOM SMITH Tom Smith	Director of Westin Realty Corp.	March 11, 2004

INDEX TO EXHIBITS

4.1	Amended and Restated Agreement of Limited Partnership of Westin Hotels Limited Partnership.(1)
4.2	Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership.(1)
4.3	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership. (3)
4.4	Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(1)
4.5	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(3)
10.1	Restructuring Agreement dated as of June 2, 1994.(3)
10.2	Second Restructuring Agreement dated as of May 27, 1997. (4)
10.3	Amended and Restated Management Agreement between The Westin Chicago Limited Partnership and Westin Hotel Company, for property management services.(2)
10.4	First Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(3)
10.6	Assignment and Assumption of Agreements between Westin Hotel Company and 909 North Michigan Avenue Corporation.(6)
10.7	Contribution Agreement between 909 North Michigan Avenue Corporation and The Westin Chicago Limited Partnership, for contribution of Hotel assets and the transfer of limited partnership interests.(2)
10.8	First Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated as of June 2, 1994.(3)
10.9	Second Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing (With Assignment of Rents and Leases) dated as of May 27, 1997.(5)
10.10	Promissory Note of 909 North Michigan Avenue Corporation dated August 21, 1986 to Teacher Retirement System of Texas.(1)
10.11	First Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of June 2, 1994.(3)
10.12	Second Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of May 27, 1997.(5)
10.13	Mortgage and Security Agreement dated August 21, 1986 for The Westin Hotel, Chicago.(1)
10.14	First Amendment to Mortgage and Security Agreement dated as of June 2, 1994.(3)
10.15	Second Amendment to Mortgage and Security Agreement dated as of May 27, 1997.(5)
10.16	Chicago FF&E Escrow Agreement dated as of June 2, 1994. (3)
10.17	Promissory Note dated June 2, 1994 in favor of Westin Realty Corp. by Westin Hotels Limited Partnership.(3)
10.18	Loan Agreement dated as of June 2, 1994 between Westin Hotels Limited Partnership and Westin Realty Corp.(3)
10.19	Second Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(7)
10.20	Third Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(9)
10.21	Purchase and Sale Agreement, dated January 18, 2000, between The Westin St. Francis Limited Partnership and BRE/ St. Francis L.L.C.(8)
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 — Principal Executive Officer.(10)
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 — Principal Accounting Officer.(10)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer.(10)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Accounting Officer.(10)

(1)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.3, 10.4, 10.5 and 10.6, respectively, to the Partnership’s 1986 Annual Report on Form 10-K.

(2)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Partnership’s Registration Statement on Form S-11 (No. 33-3918).

(3)	Incorporated by reference to Exhibits 4.3, 4.5, 10.1, 10.3, 10.6, 10.8, 10.10, 10.12, 10.13, 10.14, 10.15 and 10.16, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.

(4)	Incorporated by reference to Exhibit 10 to the Partnership’s Current Report on Form 8-K dated May 27, 1997.

(5)	Incorporated by reference to Exhibits 10.8, 10.11, 10.14 and 10.17, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

(6)	Incorporated by reference to Exhibits 10.5 and 10.6, respectively, to the Partnership’s 1997 Annual Report on Form 10-K.

(7)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(8)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated January 18, 2000.

(9)	Incorporated by reference to Exhibit 10.26 to the Partnership’s 2001 Annual Report on Form 10-K.

(10)	Filed herewith.