Form 10-Q
period 2004-03-31
WESTIN HOTELS LTD PARTNERSHIP
filed 2004-05-06
CIK 790549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

135,600 limited partnership units issued and outstanding as of April 30, 2004.

PART I. FINANCIAL INFORMATION

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $2,643 and $3,219	$31,669	$33,358
Accounts receivable, net of allowance for doubtful accounts of $21 and $23	1,678	2,579
Inventories	238	238
Prepaid expenses and other current assets	243	320

Total current assets	33,828	36,495

Property and equipment, at cost:
Buildings and improvements	56,045	56,037
Furniture, fixtures and equipment	62,921	62,887

	118,966	118,924
Less accumulated depreciation	75,760	74,161

	43,206	44,763
Land	8,835	8,835

Land, property and equipment, net	52,041	53,598

Other assets, including restricted cash of $2,209 and $1,624	2,538	1,963

	$88,407	$92,056

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable —
Trade and other	$401	$493
General Partner and affiliates	771	833

Total accounts payable	1,172	1,326
Current maturities of long-term obligations	1,483	1,415
Accrued expenses	4,766	5,754
Other current liabilities	780	495

Total current liabilities	8,201	8,990
Long-term obligations	17,556	17,971
Long-term obligation to General Partner	11,087	10,950
Deferred incentive management fees payable to General Partner	10,536	9,964

Total liabilities	47,380	47,875

Minority interests	4,576	4,585

Commitments and contingencies
Partners’ capital (deficit):
General Partner	(1,068)	(997)
Limited Partners (135,600 Units issued and outstanding)	37,519	40,593

Total Partners’ capital	36,451	39,596

	$88,407	$92,056

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except Unit and per Unit data)
(Unaudited)

	Three Months Ended
	March 31,

	2004	2003

Operating revenues:
Rooms	$4,981	$5,587
Food and beverage	1,332	1,780
Other operating departments	823	825

Total operating revenues	7,136	8,192

Operating expenses:
Rooms	1,604	1,597
Food and beverage	1,274	1,417
Other operating departments	151	174
Administrative and general	1,107	719
Related party management fees	822	901
Advertising and business promotion	608	438
Property maintenance and energy	708	726
Local taxes, insurance and rent	1,042	1,148
Depreciation	1,599	2,400

Total operating expenses	8,915	9,520

Operating loss	(1,779)	(1,328)

Interest expense, net of interest income of $69 and $74	(464)	(680)

Loss before minority interests	(2,243)	(2,008)
Minority interests in net loss	9	10

Net loss	$(2,234)	$(1,998)

Net loss per Unit (135,600 Units issued and outstanding)	$(16.47)	$(14.73)

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)
(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 2003	$(997)	$40,593	$39,596
Cash distributions to Limited Partners	—	(911)	(911)
Net loss	(71)	(2,163)	(2,234)

Balance at March 31, 2004	$(1,068)	$37,519	$36,451

The accompanying notes are an integral part of this consolidated financial statement.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2004	2003

Operating Activities
Net loss	$(2,234)	$(1,998)
Adjustments to net loss	1,729	2,527
Changes in working capital:
Accounts receivable	901	(529)
Inventories	—	125
Prepaid expenses and other current assets	77	(308)
Trade and other accounts payable	(92)	159
Accounts payable and deferred incentive management fees to General Partner and affiliates	510	(2,647)
Accrued expenses and other current liabilities	(703)	(170)

Net cash provided by (used in) operating activities	188	(2,841)

Investing Activities
Additions to property and equipment	(42)	(252)
Increase in restricted cash	(585)	(551)
Decrease in other assets	8	27

Net cash used in investing activities	(619)	(776)

Financing Activities
Cash distributions	(911)	(911)
Repayment of long-term obligations	(347)	(5,156)

Net cash used in financing activities	(1,258)	(6,067)

Net decrease in cash and cash equivalents	(1,689)	(9,684)
Cash and cash equivalents — beginning of period	33,358	39,236

Cash and cash equivalents — end of period	$31,669	$29,552

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$427	$617

The accompanying notes are an integral part of this consolidated financial statement.

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Westin Hotels Limited Partnership, a Delaware limited partnership (the “Partnership”), and its subsidiary limited partnership, The Westin Chicago Limited Partnership (the “Chicago Partnership”). The Chicago Partnership owns and operates The Westin Michigan Avenue, Chicago (formerly The Westin Hotel, Chicago) in downtown Chicago, Illinois (the “Michigan Avenue” or the “Hotel”). All significant intercompany transactions and accounts have been eliminated.

      The consolidated financial statements and related information for the periods ended March 31, 2004 and 2003 are unaudited. In the opinion of the general partner of the Partnership (“General Partner”), all adjustments necessary for a fair statement of the results of these interim periods have been included. All such interim adjustments are of a normal recurring nature. The results of operations for the periods ended March 31, 2004 and 2003 should not be regarded as indicative of the results that may be expected for the full fiscal year ending December 31, 2004.

Note 2.	Significant Accounting Policies

      Recently Issued Accounting Standards. There were various accounting standards and interpretations issued during 2003 and early 2004, none of which are expected to have a material impact on the Partnership’s financial position, operations or cash flows.

Note 3.	Further Information

      Reference is made to “Notes to Consolidated Financial Statements” contained in the Partnership’s Form 10-K filed for the year ended December 31, 2003 for information regarding significant accounting policies, Partnership organization, accrued expenses, long-term obligations, the employee benefit plan, operating leases, commitments and contingencies and related party transactions. The consolidated financial statements should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      This report includes “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, and those disclosed as risks in other reports filed by us with the SEC, including those described in Part I of our most recently filed Annual Report on Form 10-K. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

General

      Our primary market focus is on business travelers, conventions and other groups. Our business activities generally follow national economic trends. The level of tourist business is influenced by the general global economic environment and political climate and, to a lesser extent, by the strength of the U.S. dollar in relation to foreign currencies. We believe that the Chicago real estate market is currently at a relative low point in the cycle but expect that the market will recover over the next few years, although the timing and extent of any such recovery is uncertain. We believe that the Hotel will not experience significant revenue and income growth in calendar year 2004 due in part to a reduced number of conventions in the Chicago area. Although the hotel real estate market in the United States has recently shown signs of improvement, there can be no assurance that this improvement will be sustained. We continue to experience seasonal trends, with the lowest occupancy levels occurring during the first quarter, followed by higher occupancies during the last three quarters of the year.

      Westin Realty Corp. is the sole General Partner of the Partnership. 909 North Michigan Avenue Corporation is the general partner of the subsidiary limited partnership, the Chicago Partnership, which directly owns and operates the Hotel. Since January 2, 1998, the General Partner has been a subsidiary of Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”).

      The Partnership Agreement obligated us to review opportunities to sell the Michigan Avenue or to refinance indebtedness secured by the Michigan Avenue, beginning in 1994, and to use our best efforts to complete a sale or refinancing transaction by the end of 2001.

      In February 2001, after the completion of significant renovations of the Michigan Avenue, we, on behalf of the Partnership, retained Jones Lang LaSalle Hotels (“JLL”), a nationally recognized broker, to market the Michigan Avenue for sale. In April 2001, formal marketing materials were distributed. Subsequently, indications of interest were received by, and discussions were commenced with, several potential purchasers. After the terrorist attacks in New York City, Washington, D.C. and Pennsylvania on September 11, 2001 (the “September 11 Attacks”), however, certain of the most qualified potential purchasers indicated that they would expect significant discounts on the preliminary indications of value that they made before the attacks. Based on the unstable and depressed hotel real estate market resulting from the September 11 Attacks and weakened general worldwide economic environment, we did not believe that it was in the best interest of the limited partners to sell the Michigan Avenue in late 2001 or 2002.

      In mid-2002, we also engaged JLL to assist in exploring a refinancing of our debt and directed JLL to focus its efforts towards pursuing refinancing alternatives. JLL sent materials to a large number of potential lenders and received several preliminary loan proposals. In May 2003, we negotiated a loan application with Column Financial, Inc. (“Column”), an affiliate of Credit Suisse First Boston, and made a $75,000 deposit with Column. On May 15, 2003, we filed a preliminary consent solicitation statement (the “Preliminary Proxy Statement”) with the SEC, which contemplated obtaining the consent of the limited partners to effect a refinancing of our debt. Subsequent to filing the Preliminary Proxy Statement, we learned that Column was unlikely to be able to provide financing in accordance with the terms outlined in the Preliminary Proxy Statement. At this time, we are not optimistic that we will be able to find a lender willing to provide financing to us upon terms set forth in the Preliminary Proxy Statement. There can be no assurance that a refinancing proposal will be presented to the limited partners.

      From July 2003 until January 2004, several parties (including an affiliate of ours) made tender offers for varying numbers of units of our limited partnership interest (the “Units”). The tender offers ranged from a low price of $525 per Unit to a high price of $735 per Unit. We expressed no opinion, made no recommendation and remained neutral with respect to each tender offer.

      During late-November and early-December 2003 a public real estate investment trust not affiliated with Starwood or us (the “Public REIT”) orally indicated to JLL that it might be interested in an acquisition of the Hotel. The Public REIT conducted a limited amount of due diligence, including reviewing certain information provided by us and touring the Hotel. After such due diligence the Public REIT informed JLL that it was concerned with the prospects of the hotel market in Chicago in calendar year 2004 and was not interested in actively pursuing a transaction.

      We continue to evaluate our options with respect to selling or refinancing the Hotel. However, there can be no assurance that we will be able to sell or refinance the Hotel at anytime in the near future. Furthermore, if the Hotel is sold or refinanced, there is no assurance that limited partners will receive a prompt distribution of funds or the size of any distribution.

Results of Operations

      Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those relating to revenue recognition, bad debts, inventories, property and equipment, financing operations, commitments, contingencies and litigation.

      We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions and conditions.

      We believe the following to be our critical accounting policies:

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

      Property and Equipment. We continually evaluate the carrying value of our plant and equipment for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. We evaluate the carrying value of our plant and equipment based on our plans, at the time, for such assets and such qualitative factors as future development in the surrounding area, status of expected local competition and projected incremental income from renovations. Changes to our plans, including a decision to dispose of or change the intended use of an asset, can have a material impact on the carrying value of the asset.

      The results of operations and key statistics presented and discussed below are for the Michigan Avenue only and do not include the costs related to Partnership administration.

	Three Months Ended
	March 31,

	2004	2003

REVPAR(1) (revenue per available room)	$72.89	$82.66
Total revenues (in thousands)	$7,136	$8,192
Operating loss (in thousands)	$(1,295)	$(1,204)
Operating profit as a percentage of revenues:
Rooms	67.8%	71.4%
Food and beverage	4.3%	20.4%

(1)	REVPAR is calculated by dividing room revenue which is derived from rooms and suites rented or leased, by total room nights available for a given period. We consider REVPAR to be a leading indicator for the performance of the Hotel since REVPAR measures the period-over-period growth in rooms revenue. REVPAR may not be comparable to similarly titled measures such as revenues.

      Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003. The results for the Michigan Avenue, which represents the majority of our results, reflect a net loss of approximately $1,690,000 for the three months ended March 31, 2004, compared to a loss of $1,822,000 in the same period of 2003. Operating loss for the three months ended March 31, 2004, was $1,295,000, which is $91,000 of additional losses when compared to a net loss of $1,204,000 in the same period 2003. These losses are primarily attributed to the cyclical nature of the Hotel (as previously discussed, the first quarter is historically the weakest quarter) and the decrease in convention business in 2004 noted above.

      The Michigan Avenue’s rooms revenue for the three months ended March 31, 2004 was $4,981,000, which represents a 10.8% or $606,000 decrease from the same period of 2003. REVPAR for the three months ended March 31, 2004, was $72.89, an 11.8% decrease from the same period of 2003. The revenue and REVPAR declines are primarily related to the 1.3% decrease in occupancy as well as the decrease in average daily rate (“ADR”) of 10.1% to $116.20 for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The decreases are attributed to significant decreases in group travel, as well as lower renegotiated group rates and lower ADR from transient internet channel bookings, when compared to the same period of 2003. The Michigan Avenue’s rooms department profit margin for the three months ended March 31, 2004 decreased 360 basis points to 67.8% from the same period of 2003 due to the increasing salaries and benefits expenses and declining revenue.

      The Michigan Avenue’s food and beverage revenue of $1,332,000 for the three months ended March 31, 2004 decreased approximately $448,000 as compared to the same period of 2003. This decrease primarily resulted from decreased banquet and catering revenue associated with the lower group bookings in 2004 when compared to 2003. The year over year decrease in banquet and catering revenue resulted in a decrease in food and beverage department profit margins to 4.3% for the three months ended March 31, 2004 when compared to margins of 20.4% in the same period of 2003, as the food and beverage operations suffered from the decreased group bookings discussed above.

      Revenues from other operating departments decreased slightly to approximately $823,000 for the three months ended March 31, 2004, when compared to $825,000 in the same period of 2003.

      The Michigan Avenue’s operating expenses for the three months ended March 31, 2004 decreased 10.3% or $965,000 to $8,431,000. The decrease was primarily due to lower room costs associated with decreased occupancy levels as well as decreased management fees in accordance with the terms of the management agreement. Management fees for the three months ended March 31, 2004 decreased approximately $79,000 to $822,000 when compared to the same period of 2003, due to decreased Partnership Net Operating Cash Flow, as defined in the Partnership Agreement.

      In addition to the operating expenses related to the Michigan Avenue discussed above, we also incurred $452,000 and $118,000 of costs for the three months ended March 31, 2004 and 2003, respectively, for investor relations, professional services and other fees which are included in the consolidated statements of operations. The $334,000 increase in 2004 compared to the prior year is due to additional administrative, legal, and regulatory costs incurred in connection with responding to the numerous tender offers and litigation claims during 2004 and the end of 2003.

Liquidity and Capital Resources

      As of March 31, 2004, we had cash and cash equivalents of approximately $31,669,000, a $1,689,000 decrease from December 31, 2003. The decrease in cash during the three months ended March 31, 2004 was due primarily to the quarterly dividend payment of $911,000 made on March 15, 2004, and a lesser amount of cash generated by the decrease in volume of hotel operations.

      Pursuant to the mortgage loan restructuring agreement (the “Restructuring Agreement”), we are required to make quarterly deposits to a furniture, fixtures and equipment reserve account (the “FF&E Reserve Account”), in accordance with the Restructuring Agreement, based upon 5% of gross revenues through the maturity of the mortgage loan in 2006. The Michigan Avenue’s FF&E Reserve Account balance of approximately $2,209,000 is included in other assets in the accompanying consolidated balance sheet as of March 31, 2004.

      The Restructuring Agreement also requires that we make deposits into a tax escrow account for payment of real and personal property taxes. As of March 31, 2004, the balance of this tax escrow account of $2,643,000 is included in cash and cash equivalents in the accompanying consolidated balance sheet.

      We spent $42,000 on capital expenditures during the three months ended March 31, 2004 primarily related to upgrades to telecommunications equipment and the completion of the renovation of the lobby. All capital projects have been approved by the mortgage loan lender, as required by the Restructuring Agreement.

      Principal payments of $347,000 and interest payments of $427,000 were made on the mortgage loan during the three months ended March 31, 2004. Scheduled principal and interest payments for the remainder of 2004 total approximately $2,319,000.

      At this time, we anticipate that cash on hand and cash flow from operations will provide adequate funding for 2004 capital expenditures and principal and interest payments on the mortgage loan. A cash distribution of $6.72 per Unit was paid on March 15, 2004. Future distributions will be based on Available Net Cash Flow, as defined in the Partnership Agreement, and are dependent upon the Net Cash Flow, as defined, generated by the Hotel and the adequacy of cash reserves. The amount of each distribution will be determined by us at the end of each calendar quarter according to economic conditions and the terms of the Partnership Agreement and will be distributed to our limited partners within 75 days of the end of the quarter. However, if a refinancing of the Michigan Avenue is consummated and a special distribution is made in connection with that transaction, there can be no assurance that there will be sufficient cash flows after such a distribution to continue quarterly distributions to the Limited Partners at the current levels.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk.

      There were no material changes to the information provided in Item 7A in our Annual Report on Form 10-K regarding the Partnership’s market risk.

Item 4.	Controls and Procedures.

      We conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Principal Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our SEC reports. There have been no significant changes in our internal controls over financial reporting that have occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

      Because of the nature of the hotel business, the Chicago Partnership is subject to various claims and legal actions incidental to the ordinary course of their operations, including such matters as contract and lease disputes and complaints alleging personal injury, property damage and employment discrimination. We believe that the outcome of any such pending claims or proceedings, individually or in the aggregate, will not have a material adverse effect upon our business, financial condition or results of operations.

      On or about November 18, 2003, Warren Heller and Ralph Silver, two limited partners of the Partnership, filed a six count complaint in the United States District Court for the Southern District of New York against Starwood and its wholly owned subsidiary, WHLP Acquisition LLC (collectively the “Starwood Defendants”), the General Partner, and Theodore W. Darnall and Alan M. Schnaid (together “General Partner Officers and Directors”). Three counts of the complaint, purportedly brought on behalf of all limited partners of the Partnership, alleged violations of the federal securities laws by the Starwood Defendants and the General Partner Officers and Directors in connection with the Starwood Defendants’ tender offer dated November 4, 2003, which sought to acquire a majority of our outstanding interests. The other counts of the complaint, also purportedly brought on behalf of all of the limited partners of the Partnership, alleged (i) breach of fiduciary duties against each of the defendants in connection with the tender offer, and their actions with respect thereto; (ii) and breach of contract (and intentional interference with contractual relations) relating to various matters of Partnership management. The complaint sought compensatory and punitive damages in an amount unspecified.

      On or about January 26, 2004, defendants filed motions to dismiss the complaint. On or about February 17, 2004, plaintiffs’ counsel filed an application for attorneys’ fees and reimbursement of expenses in the amount of $101,803. The application contends that certain actions taken by defendants subsequent to the filing of the complaint, namely the Starwood Defendants’ decision to increase its offer price to $735 per Unit and to eliminate the condition that a majority of limited partners consent to a subsequent merger between the Partnership and a Starwood affiliate, benefited the class by providing much of the relief sought in the complaint and rendered plaintiffs’ claims substantially moot. On or about February 25, 2004, plaintiffs filed a Notice of Dismissal with the court, seeking to voluntarily dismiss their claims against defendants without prejudice. The court granted plaintiffs’ request on March 1, 2004 by “so ordering” the Notice of Dismissal. Accordingly, the only issue remaining in the litigation is whether plaintiffs’ counsel is entitled to recover attorneys’ fees and expenses from the defendants. Defendants’ responsive papers were filed on March 9, 2004. The outcome cannot be predicted at the time of this filing.

Item 5.     Other Information.

Affiliate Transactions

      We reimbursed the General Partner for third-party general and administrative expenses incurred on our behalf totaling approximately $525,000 during the first quarter of 2004 primarily related to costs incurred in connection with the various tender offers discussed previously. Affiliates of the General Partner, including Starwood, as manager of the Hotel (“Hotel Manager”), received base management fees of approximately $250,000 in the first quarter of 2004. We accrued incentive management fees, payable to the Hotel Manager, of approximately $572,000 for the first quarter of 2004. Marketing fees of approximately $107,000 were paid by us to the Hotel Manager for the first quarter of 2004.

      An entity in which the Chairman and Chief Executive Officer of Starwood had an indirect ownership interest held 259 Units. The Units were acquired in 1995 and 1996. The entity tendered all of its Units to Starwood in connection with Starwood’s tender offer. Starwood purchased all shares tendered to it and the entity will receive approximately $190,000 for its Units.

      On February 23, 2004, Starwood announced that its tender offer to purchase Units of the Partnership expired at 5:00 p.m., Eastern Standard Time on February 20, 2004. It is anticipated that after all the paperwork is reviewed and approved, 33,610 Units will be tendered to Starwood pursuant to its tender offer. As of March 31, 2004, 31,364 of these Units have been transferred.

      In June 2000, the Michigan Avenue transferred the operations of its restaurant, The Grill on the Alley, to Grill Concepts of California (“Grill Concepts”). Starwood made an equity investment in Grill Concepts in the third quarter of 2001 and currently owns approximately 12% of the outstanding common stock of Grill Concepts and has rights to acquire additional shares of Grill Concepts pursuant to a subscription agreement. An employee of Starwood also serves on the Board of Directors of Grill Concepts. Grill Concepts operates The Grill on the Alley pursuant to a ten-year operating lease which expires in 2008. Rental revenues to us from Grill Concepts under the operating lease for the restaurant were $66,000 in the three months ended March 31, 2004, and $71,000 in the three months ended March 31, 2003.

Investor Relations

      The Partnership’s investor relations function is handled by Phoenix American Financial Services, Inc. at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for Phoenix American Financial Services, Inc. is 1-800-323-5888.

Unit Sales

      Through April 30, 2004, we have processed requests for the transfer of 39,143 Units. Sales requests processed through the date of this filing for 38,369 Units for tender offers were at a price range of $550 to $735. The remaining 774 Unit sale requests were completed through limited partnership exchanges at a range in price of $425 to $731 per Unit. The per Unit sales prices are the actual contracted prices agreed upon by the respective limited partner and new purchaser. This price does not reflect any reductions in the sales price due to distributions made to the limited partner, as specified by some of the tender offers.

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

      (b) Reports on Form 8-K

      No reports on form 8-K were filed during the first quarter of 2004.

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

Date: May 3, 2004

INDEX TO EXHIBITS

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