Form 10-Q/A
period 2004-03-31
WESTIN HOTELS LTD PARTNERSHIP
filed 2004-05-21
CIK 790549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

     135,600 limited partnership units issued and outstanding as of May 15, 2004.

EXPLANATORY NOTE

     Westin Hotels Limited Partnership (the “Partnership”) is filing this Amendment on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 solely for the purpose of including Item 4 of Part II (Submission of Matters to a Vote of Security Holders) as set forth below. In addition, the Partnership is including with this Amendment on Form 10-Q/A certain currently dated certifications.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     On November 4, 2003, Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) and its wholly owned subsidiary, WHLP Acquisition LLC (collectively, the “Offeror”), commenced a consent solicitation (the “Consent Solicitation”) of the limited partners of the Partnership in connection with the Offeror’s tender offer (the “Offer”) to purchase all of the outstanding limited partnership units of the Partnership (“Units”) pursuant to its Offer to Purchase and Solicitation Statement dated November 4, 2003, as amended and supplemented by the Supplement dated January 30, 2004 (the “Solicitation Statement”). As more fully described in the Solicitation Statement, the Offeror sought consents of Unitholders with respect to the following proposals:

(1)	The proposal to allow the Offeror to submit to the general partner of the Partnership (the “General Partner”), on behalf of the Unitholder as its agent and attorney-in-fact, the amendments (the “Amendments”) to the Amended and Restated Limited Partnership Agreement of the Partnership, dated as of December 31, 1986, as amended (the “Partnership Agreement”) described in (2) below and an accompanying statement of purpose.

(2)	The proposal to adopt the following Amendments to the Partnership Agreement:

(a)	An amendment to add the defined term “Qualified Tender Offer,” which is defined as “an offer to purchase all Units for cash in which the offeror publicly discloses that it intends to consummate a Qualified Merger following the completion of such offer if, following the completion of the offer, the offeror owns a majority of the Units,” to Article I of the Partnership Agreement.

(b)	An amendment to add the defined term “Qualified Merger,” which is defined as a “merger of the Partnership, following a Qualified Tender Offer, with or into a limited partnership or other business entity in accordance with Section 17-211 of the [Delaware Revised Uniform Limited Partnership] Act and the [Partnership] Agreement, where (i) such other entity is the offeror in such Qualified Tender Offer or an affiliate thereof and (ii) the consideration provided for in such merger is the same as the consideration offered in such Qualified Tender Offer” to Article I of the Partnership Agreement.

(c)	An amendment to render the transfer restrictions contained in Section 11.01(a) of the Partnership Agreement inapplicable to transfers in connection with Qualified Tender Offers and Qualified Mergers, including the Offer and the Offeror’s proposed merger between Starwood or one of its subsidiaries and the Partnership (the “Merger”).

(d)	An amendment to prevent the General Partner from suspending the transfer of Units in connection with Qualified Tender Offers or Qualified Mergers, including the Offer and the Merger, including the discretion that Section 11.01(b) of the Partnership Agreement gives the General Partner to suspend transfers of Units if any transfer, when added to all other transfers made within the preceding twelve months, would result in the transfer of 40% or more of the interests in the Partnership.

(e)	An amendment to prevent the General Partner from imposing any transfer restrictions not set forth in the Partnership Agreement on transfers of Units made in connection with any Qualified Tender Offer or Qualified Merger.

(f)	Amendments to require that (i) transfers of Units in connection with Qualified Tender Offers and Qualified Mergers be recognized immediately rather than on the last business day of a calendar quarter, and (ii) the transferee in such transactions be deemed a Substituted Limited Partner (as defined in the Partnership Agreement) immediately. These amendments would also effect technical changes to the Partnership Agreement to facilitate the transfer of Units in a Qualified Tender Offer or Qualified Merger, including the Offer and the Merger.

(g)	An amendment to permit the Merger and any other Qualified Merger to be effected upon the consent of Limited Partners who collectively hold more than 50% of the Units, without the consent of the General Partner.

     (3) The proposal to approve the Merger between Starwood or one of its subsidiaries and the Partnership, and the related merger agreement (the “Merger Agreement”), following the adoption of the Amendments described in Section (2) above and the Merger Agreement.

     Purchaser’s consent solicitation expired at 5:00 p.m., Eastern time, on March 31, 2004.

     On May 19, 2004, Starwood provided to counsel for the General Partner the information set forth below regarding the results of the Consent Solicitation. In addition, Starwood advised the counsel for the General Partner that due to the manner in which the results were provided to Starwood by the depositary for the Consent Solicitation, Starwood is unable to provide the number of votes withheld or the number of broker non-votes, if any, as to each proposal.

     According to Starwood, the depositary notified Starwood that as of 5:00 p.m., Eastern time, on March 31, 2004, the results of the Consent Solicitation were as follows:

PROPOSAL	YES	NO	ABSTAIN
(1)	19,844	85	193
(2)(a)	19,732	85	305
(2)(b)	19,722	85	315
(2)(c)	19,717	85	320
(2)(d)	19,709	90	323
(2)(e)	19,722	85	315
(2)(f)	19,737	85	300
(2)(g)	19,727	85	310
(3)	19,637	85	400

     Starwood also advised the General Partner that to be successful, the Consent Solicitation required the valid written consent of limited partners of the Partnership who collectively held more than 50% of the Units to each of the proposals, and that the requisite approval was not obtained with respect to any of the proposals.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

31.	Rule 13a-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Principal Executive Officer

31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Principal Accounting Officer

32.	Section 1350 Certifications

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Principal Executive Officer(1)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Principal Accounting Officer(1)

     (b) Reports on Form 8-K

     No reports on form 8-K were filed during the first quarter of 2004.

(1)	Incorporated by reference to Exhibits 32.1 and 32.2, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

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

Date: May 21, 2004