Form 10-Q
period 2004-06-30
WESTIN HOTELS LTD PARTNERSHIP
filed 2004-08-09
CIK 790549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004
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

135,600 limited partnership Units issued and outstanding as of August 6, 2004.

PART I. FINANCIAL INFORMATION

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(In thousands, except Unit data)

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $3,221 and $3,219	$34,233	$33,358
Accounts receivable, net of allowance for doubtful accounts of $23 and $23	3,992	2,579
Inventories	238	238
Prepaid expenses and other current assets	464	320

Total current assets	38,927	36,495

Property and equipment, at cost:
Buildings and improvements	56,060	56,037
Furniture, fixtures and equipment	63,041	62,887

	119,101	118,924
Less accumulated depreciation	77,359	74,161

	41,742	44,763
Land	8,835	8,835

Land, property and equipment, net	50,577	53,598

Other assets, including restricted cash of $2,567 and $1,624	2,876	1,963

	$92,380	$92,056

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable —
Trade and other	$770	$493
General Partner and affiliates	704	833

Total accounts payable	1,474	1,326
Current maturities of long-term obligations	1,516	1,415
Accrued expenses	6,381	5,754
Other current liabilities	913	495

Total current liabilities	10,284	8,990
Long-term obligations	17,133	17,971
Long-term obligation to General Partner	11,228	10,950
Deferred incentive management fees payable to General Partner	11,046	9,964

Total liabilities	49,691	47,875

Minority interests	4,612	4,585

Commitments and contingencies Partners’ capital (deficit):
General Partner	(1,091)	(997)
Limited Partners (135,600 Units issued and outstanding)	39,168	40,593

Total Partners’ capital	38,077	39,596

	$92,380	$92,056

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except Unit and per Unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Operating revenues:
Rooms	$9,272	$8,935	$14,253	$14,522
Food and beverage	3,218	2,656	4,550	4,436
Other operating departments	1,064	955	1,887	1,780

Total operating revenues	13,554	12,546	20,690	20,738

Operating expenses:
Rooms	2,128	2,004	3,732	3,601
Food and beverage	2,223	1,800	3,497	3,217
Other operating departments	170	198	321	372
Administrative and general	828	1,052	1,935	1,771
Related party management fees	984	1,073	1,806	1,974
Advertising and business promotion	742	742	1,350	1,180
Property maintenance and energy	741	694	1,449	1,420
Local taxes, insurance and rent	1,138	882	2,180	2,030
Depreciation	1,599	1,907	3,198	4,307

Total operating expenses	10,553	10,352	19,468	19,872

Operating profit	3,001	2,194	1,222	866

Interest expense, net of interest income of $96, $58, $165 and $132	(428)	(557)	(892)	(1,237)

Income (loss) before minority interests	2,573	1,637	330	(371)
Minority interests in net income	(36)	(29)	(27)	(19)

Net income (loss)	$2,537	$1,608	$303	$(390)

Net income (loss) per Unit (135,600 Units issued and outstanding)	$18.70	$11.86	$2.23	$(2.87)

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)
(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 2003	$(997)	$40,593	$39,596
Cash distributions to Limited Partners	—	(1,822)	(1,822)
Net income (loss)	(94)	397	303

Balance at June 30, 2004	$(1,091)	$39,168	$38,077

The accompanying notes are an integral part of this consolidated financial statement.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2004	2003

Operating Activities
Net income (loss)	$303	$(390)
Adjustments to net income (loss)	3,508	4,604
Changes in working capital:
Accounts receivable	(1,413)	(1,622)
Inventories	—	133
Prepaid expenses and other current assets	(144)	(310)
Trade and other accounts payable	277	342
Accounts payable and deferred incentive management fees to General Partner and affiliates	953	(1,966)
Accrued expenses and other current liabilities	1,045	976

Net cash provided by operating activities	4,529	1,767

Investing Activities
Additions to property and equipment	(177)	(334)
Increase in restricted cash	(943)	(968)
Decrease in other assets	25	24

Net cash used in investing activities	(1,095)	(1,278)

Financing Activities
Cash distributions	(1,822)	(1,822)
Repayment of long-term obligations	(737)	(5,416)

Net cash used in financing activities	(2,559)	(7,238)

Net increase (decrease) in cash and cash equivalents	875	(6,749)
Cash and cash equivalents — beginning of period	33,358	39,236

Cash and cash equivalents — end of period	$34,233	$32,487

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$810	$1,130

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

      The consolidated financial statements and related information for the periods ended June 30, 2004 and 2003 are unaudited. In the opinion of the general partner of the Partnership (“General Partner”), all adjustments necessary for a fair statement of the results of these interim periods have been included. All such interim adjustments are of a normal recurring nature. The results of operations for the periods ended June 30, 2004 and 2003 should not be regarded as indicative of the results that may be expected for the full fiscal year ending December 31, 2004.

Note 2.	Significant Accounting Policies

      Recently Issued Accounting Standards. There were various accounting standards and interpretations issued during 2003 and 2004, none of which are expected to have a material impact on the Partnership’s consolidated financial position, operations or cash flows.

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

General

      Our primary market focus is on business travelers, conventions and other groups. Our business activities generally follow national economic trends. The level of tourist business is influenced by the general global economic environment and political climate and, to a lesser extent, by the strength of the U.S. dollar in relation to foreign currencies. We believe that the Chicago real estate market is currently beginning to experience a recovery, although the timing and extent of any such recovery is uncertain. We believe that the Hotel will not experience significant revenue and income growth in calendar year 2004 due in part to a reduced number of conventions in the Chicago area. Although the hotel real estate market in the United States has recently shown signs of improvement, there can be no assurance that this improvement will be sustained. We continue to experience seasonal trends, with the lowest occupancy levels occurring during the first quarter, followed by higher occupancies during the last three quarters of the year.

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

      In February 2001, after the completion of significant renovations of the Michigan Avenue, we, on behalf of the Partnership, retained Jones Lang LaSalle Hotels (“JLL”), a nationally recognized broker, to market the Michigan Avenue for sale. After the terrorist attacks in New York City, Washington, D.C. and Pennsylvania on September 11, 2001 (the “September 11 Attacks”), however, bidders on the Michigan Avenue indicated they would only be willing to purchase the Hotel at a significant discount to the value they had placed on the Hotel prior to the September 11 Attacks. Based on the unstable and depressed hotel real estate market resulting from the September 11 Attacks and weakened general worldwide economic environment, we did not believe that it was in the best interest of the limited partners to sell the Michigan Avenue in late 2001 or 2002.

      In mid-2002, we also engaged JLL to assist in exploring a refinancing of our debt and directed JLL to focus its efforts towards pursuing refinancing alternatives. After a several month process it was determined that the debt could not be refinanced on an economical basis.

      From July 2003 until January 2004, several parties (including an affiliate of ours) made tender offers for varying numbers of units of our limited partnership interest (the “Units”). The tender offers ranged from a low price of $525 per Unit to a high price of $735 per Unit. We expressed no opinion, made no recommendation and remained neutral with respect to each tender offer.

      On June 7, 2004, the General Partner announced that it had commenced a process of marketing the Michigan Avenue for sale. The marketing process is continuing. There can be no assurance that the General Partner will be able to sell the Hotel in the near future or the price at which the Hotel may be sold. Furthermore, if the Hotel is sold, there is no assurance that limited partners will receive a prompt distribution of funds or the size of any distribution.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

REVPAR(1) (revenue per available room)	$135.68	$130.74	$104.28	$106.83
Total revenues (in thousands)	$13,554	$12,546	$20,690	$20,738
Operating profit (in thousands)	$3,140	$2,566	$1,845	$1,362
Operating profit as a percentage of revenues:
Rooms	77.1%	77.6%	73.8%	75.2%
Food and beverage	30.9%	32.3%	23.1%	27.5%

(1)	REVPAR is calculated by dividing room revenue which is derived from rooms and suites rented or leased, by total room nights available for a given period. We consider REVPAR to be a leading indicator for the performance of the Hotel since REVPAR measures the period-over-period growth in rooms revenue. REVPAR may not be comparable to similarly titled measures such as revenues.

      Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003. The Michigan Avenue had net income of approximately $2,757,000 for the three months ended June 30, 2004, compared to $2,089,000 in the same period of 2003, which represents the majority of the results of the Partnership. Operating profit for the three months ended June 30, 2004, was $3,140,000 an increase of 22.4% when compared to $2,566,000 in the same period 2003.

      The Michigan Avenue’s rooms revenue for the three months ended June 30, 2004 were $9,272,000, which represents a 3.8% or $337,000 increase from the same period of 2003. REVPAR for the three months ended June 30, 2004, was $135.68, a 3.8% increase from the same period of 2003. These increases are attributable to the increase in the transient segment when compared to the same period of 2003 as mentioned above and slight increases in group business and negotiated contracts with the airline industry. The Michigan Avenue reported a slight decrease in average daily room rate (“ADR”) of 0.9% to $156.39 for the three months ended June 30, 2004 as compared to the same period in 2003, primarily due to the re-negotiations of several airline contracts; however, its occupancy rate for the same period increased 4 percentage points to 86.8% over the prior year. The Michigan Avenue’s rooms department profit margin for the three months ended June 30, 2004 decreased half a percentage point to 77.1% from the same period of 2003 due to the ADR decreases discussed above and increases in union wages and benefits.

      The Michigan Avenue’s food and beverage revenue of $3,218,000 for the three months ended June 30, 2004 increased approximately $562,000 as compared to the same period of 2003. This increase primarily resulted from additional banquet and catering revenue associated with the higher group bookings previously discussed. The decrease in food and beverage department profit margins of approximately 1.4 percentage points to 30.9% over the same period of 2003, is primarily the result of the increased union wages and benefits previously discussed.

      Other operating departments had revenue of approximately $1,064,000 for the three months ended June 30, 2004, an approximate $109,000 increase over the same period of 2003, primarily due to increases in telephone revenues generated by Broadband installation in all of the guest rooms, increased collection of cancellation and attrition fees, and increased rental revenue from tenants at our various outlets.

      The Michigan Avenue’s operating expenses for the three months ended June 30, 2004 increased 4.3% or $434,000 to $10,414,000. The increase was primarily due to higher room and food costs associated with increased occupancy as well as increased salaries and benefits costs noted above. In addition, prior year expenses include a $414,000 tax refund. No such refunds were received in 2004. Management fees for the three months ended June 30, 2004 decreased approximately $89,000 from the same period of 2003 to $984,000 due to decreased Partnership Net Operating Cash Flow, as defined in the Partnership Agreement.

      Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003. The Michigan Avenue had net income of $1,067,000 for the six months ended June 30, 2004, compared to net income of $267,000 in the same period of 2003. Operating profit for the six months ended June 30, 2004 was $1,845,000 as compared to an operating profit of $1,362,000 in the same period of prior year.

      The Michigan Avenue’s rooms revenue for the six months ended June 30, 2004 were $14,253,000 which represents a 1.9% or $269,000 decrease when compared to the same period of 2003. REVPAR for the six months ended June 30, 2004 decreased 2.4% to $104.28 compared to $106.83 in the same period of 2003. This REVPAR decrease is attributed to a 4.1% reduction in ADR over prior year to $139.52, slightly offset by a 1.2 percentage point increase in occupancy to 74.7% for the six months ended June 30, 2004 as compared to 73.5% for the same period in 2003. The ADR decrease is due to lower negotiated group rates and lower ADR from internet channel bookings, primarily during the first quarter of 2004. The occupancy increase is primarily the result of increased airline, transient, and group business as previously discussed. The Michigan Avenue’s rooms department profit margin for the six months ended June 30, 2004 was 73.8%, 1.4% lower than the same period of 2003, primarily due to the increased wage costs previously discussed.

      The Michigan Avenue’s food and beverage revenues of $4,550,000 for the six months ended June 30, 2004 represents a $114,000 or 2.6% increase compared to the same period of 2003. This increase is due primarily to banquet and catering revenues generated by the increased group business noted above. Despite the increase in banquet and catering revenues for the six months ended June 30, 2004, food and beverage department profit margins decreased 4.4 percentage points to 23.1% over the same period of 2003, due to increases in union wages and benefits expenses as previously discussed.

      Other operating departments had revenues of $1,887,000 for the six months ended June 30, 2004, a $107,000 increase over the same period of 2003, primarily resulting from increased ancillary revenues.

      The Michigan Avenue’s operating expenses for the six months ended June 30, 2004, decreased 2.7% to $18,845,000. The decrease was primarily attributed to decreased management fees and depreciation expenses offset by higher room and food and beverage costs associated with increased occupancies. Management fees for the six months ended June 30, 2004 decreased $168,000 over the same period of 2003 to $1,806,000 due to decreased Partnership Net Operating Cash Flow, as defined in the Partnership Agreement.

Liquidity and Capital Resources

      As of June 30, 2004, we had cash and cash equivalents of approximately $34,233,000, a $875,000 increase from December 31, 2003. The increase in cash during the six months ended June 30, 2004 was due primarily to the improved operational results over prior year and timing of management fee payments offset by quarterly dividend payments of $911,000 made on March 15, 2004 and June 14, 2004.

      Pursuant to the mortgage loan restructuring agreement (the “Restructuring Agreement”), we are required to make quarterly deposits to a furniture, fixtures and equipment reserve account (the “FF&E” Reserve Account), in accordance with the Restructuring Agreement, based upon 5.0% of gross revenues through the maturity of the mortgage loan in 2006. The Michigan Avenue’s FF&E Reserve Account balance of approximately $2,567,000 is included in other assets in the accompanying consolidated balance sheet as of June 30, 2004.

      The Restructuring Agreement also requires that we make deposits into a tax escrow account for payment of real and personal property taxes. As of June 30, 2004, the balance of this tax escrow account of $3,221,000 is included in cash and cash equivalents in the accompanying consolidated balance sheets.

      We spent $177,000 on capital expenditures during the six months ended June 30, 2004 primarily related to upgrades to telecommunications equipment. All capital projects have been approved by the mortgage loan lender, as required by the Restructuring Agreement.

      Principal payments of $737,000 and interest payments of $810,000 were made on the mortgage loan during the six months ended June 30, 2004. Scheduled principal and interest payments for the remainder of 2004 total approximately $1,546,000.

      At this time, we anticipate that cash on hand and cash flow from operations will provide adequate funding for 2004 capital expenditures and principal and interest payments on the mortgage loan. A cash distribution of $6.72 per Unit was paid on March 15, 2004 and June 14, 2004. Future distributions will be based on Available Net Cash Flow, as defined in the Partnership Agreement, and are dependent upon the Net Cash Flow, as defined, generated by the Hotel and the adequacy of cash reserves. The amount of each distribution will be determined by us at the end of each calendar quarter according to economic conditions and the terms of the Partnership Agreement and will be distributed to our limited partners within 75 days of the end of the quarter.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk.

      There were no material changes to the information provided in Item 7A in our Annual Report on Form 10-K regarding the Partnership’s market risk.

Item 4.	Controls and Procedures.

      We conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Principal Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our SEC reports. There have been no significant changes in our internal controls over financial reporting that have occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      On or about November 18, 2003, Warren Heller and Ralph Silver, two limited partners of the Partnership, filed a six count complaint in the United States District Court for the Southern District of New York against Starwood and its wholly owned subsidiary, WHLP Acquisition LLC (collectively the “Starwood Defendants”), the General Partner, and Theodore W. Darnall and Alan M. Schnaid (together “General Partner Officers and Directors”). Three counts of the complaint, purportedly brought on behalf of all limited partners of the Partnership, alleged violations of the federal securities laws by the Starwood Defendants and the General Partner Officers and Directors in connection with the Starwood Defendants’ tender offer dated November 4, 2003, which sought to acquire a majority of our outstanding interests. The other counts of the complaint, also purportedly brought on behalf of all of the limited partners of the Partnership, alleged (i) breach of fiduciary duties against each of the defendants in connection with the tender offer, and their actions with respect thereto; and (ii) breach of contract (and intentional interference with contractual relations) relating to various matters of Partnership management. The complaint sought compensatory and punitive damages in an amount unspecified.

      On or about January 26, 2004, defendants filed motions to dismiss the complaint. On or about February 17, 2004, plaintiffs’ counsel filed an application for attorneys’ fees and reimbursement of expenses in the amount of $101,803. The application contends that certain actions taken by defendants subsequent to the filing of the complaint, namely the Starwood Defendants’ decision to increase its offer price to $735 per Unit and to eliminate the condition that a majority of limited partners consent to a subsequent merger between the Partnership and a Starwood affiliate, benefited the class by providing much of the relief sought in the complaint and rendered plaintiffs’ claims substantially moot. On or about February 25, 2004, plaintiffs filed a

Notice of Dismissal with the court, seeking to voluntarily dismiss their claims against defendants without prejudice. The court granted plaintiffs’ request on March 1, 2004 by “so ordering” the Notice of Dismissal. Accordingly, the only issue remaining in the litigation is whether plaintiffs’ counsel is entitled to recover attorneys’ fees and expenses from the defendants. Defendants are opposing plaintiffs’ efforts to recover attorneys’ fees and expenses, and defendants’ responsive papers to that effect were filed on March 9, 2004. The outcome cannot be predicted at the time of this filing.

Item 5.	Other Information.

Affiliate Transactions

      We reimbursed the General Partner for third-party general and administrative expenses incurred on our behalf totaling approximately $343,000 during the second quarter of 2004 primarily for investor relations expenses and costs incurred in connection with the various tender offers discussed previously. Affiliates of the General Partner, including Starwood, as manager of the Hotel (“Hotel Manager”), received base management fees of approximately $474,000 in the second quarter of 2004. We accrued incentive management fees, payable to the Hotel Manager, of approximately $510,000 for the second quarter of 2004. Marketing fees of approximately $203,000 were paid by the Partnership to the Hotel Manager for the second quarter of 2004.

      An entity in which the Chairman and Chief Executive Officer of Starwood had an indirect ownership interest held 259 Units. The Units were acquired in 1995 and 1996. The entity tendered all of its Units to Starwood in connection with Starwood’s tender offer. Starwood purchased all shares tendered to it and the entity will receive approximately $190,000 for its Units.

      On February 23, 2004, Starwood announced that its tender offer to purchase Units of the Partnership expired at 5:00 p.m., Eastern Standard Time on February 20, 2004. It is anticipated that after all the paperwork is reviewed and approved, 33,877 Units will be tendered to Starwood pursuant to its tender offer. As of June 30, 2004, 33,248 of these Units have been transferred.

      In June 2000, the Michigan Avenue transferred the operations of its restaurant, The Grill on the Alley, to Grill Concepts of California (“Grill Concepts”). Starwood made an equity investment in Grill Concepts in the third quarter of 2001 and currently owns approximately 12% of the outstanding common stock of Grill Concepts and has rights to acquire additional shares of Grill Concepts pursuant to a subscription agreement. An employee of Starwood also serves on the Board of Directors of Grill Concepts. Grill Concepts operates The Grill on the Alley pursuant to a ten-year operating lease which expires in 2008. Rental revenues to us from Grill Concepts under the operating lease for the restaurant were $66,000 in the three months ended June 30, 2004, and $59,000 in the three months ended June 30, 2003.

Investor Relations

      The Partnership’s investor relations function is handled by Phoenix American Financial Services, Inc. at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for Phoenix American Financial Services, Inc. is 1-800-323-5888.

Unit Sales

      Through August 2, 2004, the General Partner has processed requests for the transfer of 54,756 Units. Sales requests processed through the date of this filing for 53,710 units for tender offers were at a price range of $550 to $802.50. The remaining 1,046 Unit sale requests were completed through limited partnership exchanges at a range in price of $425 to $750 per Unit. The per Unit sales prices are the actual contracted price agreed upon by the respective limited partner and new purchaser. This price does not reflect any reductions in the sales price due to distributions made to the limited partner, as specified by some of the mini-tender offers.

Item 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits.

31.	Rule 13a-14(a) Certifications
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Principal Executive Officer(1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Principal Accounting Officer(1)
32.	Section 1350 Certifications
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer(1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Accounting Officer(1)

(1)	Filed herewith.

      (b) Reports on Form 8-K

      During the second quarter of 2004, the Partnership filed the following Current Report on Form 8-K:

•	June 7, 2004 reporting under Items 5 and 7 its press release announcing the commencement of marketing for the sale of the Michigan Avenue Hotel in Chicago, Illinois.

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

Alan M. Schnaid
Vice President, Principal Accounting Officer

Date: August 6, 2004

EXHIBIT INDEX

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Principal Executive Officer(1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Principal Accounting Officer(1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer(1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Accounting Officer(1)

(1)	Filed herewith.