Form 10-Q
period 2004-09-30
WESTIN HOTELS LTD PARTNERSHIP
filed 2004-11-12
CIK 790549

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

135,600 limited partnership Units issued and outstanding as of November 8, 2004.

PART I.     FINANCIAL INFORMATION

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(In thousands, except Unit data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $3,799 and $3,219	$36,841	$33,358
Accounts receivable, net of allowance for doubtful accounts of $23 and $23	4,423	2,579
Inventories	238	238
Prepaid expenses and other current assets	664	320

Total current assets	42,166	36,495

Property and equipment, at cost:
Buildings and improvements	56,133	56,037
Furniture, fixtures and equipment	63,418	62,887

	119,551	118,924
Less accumulated depreciation	78,957	74,161

	40,594	44,763
Land	8,835	8,835

Land, property and equipment, net	49,429	53,598

Other assets, including restricted cash of $3,247 and $1,624	3,509	1,963

	$95,104	$92,056

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable —
Trade and other	$608	$493
General Partner and affiliates	1,214	833

Total accounts payable	1,822	1,326
Current maturities of long-term obligations	1,550	1,415
Accrued expenses	6,950	5,754
Other current liabilities	847	495

Total current liabilities	11,169	8,990
Long-term obligations	16,702	17,971
Long-term obligation to General Partner	11,382	10,950
Deferred incentive management fees payable to General Partner	11,590	9,964

Total liabilities	50,843	47,875

Minority interests	4,648	4,585

Commitments and contingencies Partners’ capital (deficit):
General Partner	(1,115)	(997)
Limited Partners (135,600 Units issued and outstanding)	40,728	40,593

Total Partners’ capital	39,613	39,596

	$95,104	$92,056

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except Unit and per Unit data)
	(Unaudited)
Operating revenues:
Rooms	$9,360	$9,020	$23,613	$23,542
Food and beverage	2,747	2,801	7,297	7,237
Other operating departments	1,001	1,000	2,888	2,780

Total operating revenues	13,108	12,821	33,798	33,559

Operating expenses:
Rooms	2,108	1,997	5,840	5,598
Food and beverage	1,892	1,923	5,389	5,140
Other operating departments	170	176	491	548
Administrative and general	1,029	1,246	2,964	3,017
Related party management fees	1,003	1,227	2,809	3,201
Advertising and business promotion	773	720	2,123	1,900
Property maintenance and energy	790	761	2,239	2,181
Local taxes, insurance and rent	840	299	3,020	2,329
Depreciation	1,598	2,172	4,796	6,479

Total operating expenses	10,203	10,521	29,671	30,393

Operating profit	2,905	2,300	4,127	3,166

Interest expense, net of interest income of $108, $66, $273 and $198	(421)	(579)	(1,313)	(1,816)

Income before minority interests	2,484	1,721	2,814	1,350
Minority interests in net income	(36)	(30)	(63)	(49)

Net income	$2,448	$1,691	$2,751	$1,301

Net income per Unit (135,600 Units issued and outstanding)	$18.06	$12.46	$20.29	$9.59

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)

	General	Limited
	Partner	Partners	Total

	(In thousands)
	(Unaudited)
Balance at December 31, 2003	$(997)	$40,593	$39,596
Cash distributions to Limited Partners	—	(2,734)	(2,734)
Net income (loss)	(118)	2,869	2,751

Balance at September 30, 2004	$(1,115)	$40,728	$39,613

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
	(Unaudited)
Operating Activities
Net income	$2,751	$1,301
Adjustments to net income	5,298	6,944
Changes in working capital:
Accounts receivable	(1,844)	(1,957)
Inventories	—	130
Prepaid expenses and other current assets	(344)	(347)
Trade and other accounts payable	115	624
Accounts payable and deferred incentive management fees to General Partner and affiliates	2,007	(1,072)
Accrued expenses and other current liabilities	1,548	(644)

Net cash provided by operating activities	9,531	4,979

Investing Activities
Additions to property and equipment	(627)	(587)
Increase in restricted cash	(1,623)	(1,597)
Decrease in other assets	70	37

Net cash used in investing activities	(2,180)	(2,147)

Financing Activities
Cash distributions	(2,734)	(2,734)
Repayment of long-term obligations	(1,134)	(5,681)

Net cash used in financing activities	(3,868)	(8,415)

Net increase (decrease) in cash and cash equivalents	3,483	(5,583)
Cash and cash equivalents — beginning of period	33,358	39,236

Cash and cash equivalents — end of period	$36,841	$33,653

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$1,186	$1,638

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

      The consolidated financial statements and related information for the periods ended September 30, 2004 and 2003 are unaudited. In the opinion of the general partner of the Partnership (“General Partner”), all adjustments necessary for a fair statement of the results of these interim periods have been included. All such interim adjustments are of a normal recurring nature. The results of operations for the periods ended September 30, 2004 and 2003 should not be regarded as indicative of the results that may be expected for the full fiscal year ending December 31, 2004.

Note 2.	Significant Accounting Policies

      Recently Issued Accounting Standards. There were various accounting standards and interpretations issued during 2003 and 2004, none of which are expected to have a material impact on the Partnership’s consolidated financial position, operations or cash flows.

Note 3.	Subsequent Events

      On October 13, 2004, Kalmia Investors LLC (“Kalmia”), a limited partner that owns approximately 28.4% of the outstanding Units, filed a complaint in the Court of Chancery of the State of Delaware, New Castle County, against the Partnership and the General Partner seeking an order from the Court against the Partnership granting Kalmia the right to inspect, in Delaware or New York, and to make copies from, the books and records of the Partnership. In its complaint, Kalmia stated that the purpose of its request was to ascertain the value of Kalmia’s Units and to determine whether the Partnership and the General Partner have properly preformed their fiduciary duties to the Partnership and Kalmia.

      On October 14, 2004, the General Partner filed a demand for arbitration with the American Arbitration Association of Seattle, Washington (the “AAA”) (the method and location for resolving disputes provided for in the Partnership Agreement) seeking that the AAA resolve all disputes and claims regarding the propriety of Kalmia’s request to inspect and copy confidential information of the Partnership and various third parties, the adequacy and sufficiency of the General Partner’s response thereto, and the General Partner’s compliance with its obligations related to Kalmia’s request and that response. In addition, the General Partner has sought that the AAA resolve all disputes, controversies and claims relating to the performance by the General Partner of its duties to Kalmia with respect to: (a) the marketing for sale, refinancing or sale of the Michigan Avenue and the Westin St. Francis Hotel and (b) the operation and management of the Michigan Avenue and the Westin St. Francis Hotel.

      The General Partner and the Partnership deny any allegation of wrongdoing asserted by Kalmia and believe that they will be completely vindicated. Pursuant to the Partnership Agreement and upon the advice of counsel, the expenses incurred in connection with the litigation brought by Kalmia and the arbitration brought by the General Partner will be paid out of the assets of the Partnership. In the event the General Partner has not resolved the claims asserted by Kalmia by the closing of the Proposed Sale (as defined below), the Partnership will establish a litigation reserve to ensure that it has sufficient funds to pay any future litigation expenses.

      Because of the nature of the hotel business, the Chicago Partnership is subject to various claims and legal actions incidental to the ordinary course of their operations, including such matters as contract and lease disputes and complaints alleging personal injury, property damage and employment discrimination. The Partnership believes that the outcome of any such pending claims or proceedings, individually or in the aggregate, will not have a material adverse effect upon the Partnership’s business, financial condition or results of operations.

      On October 18, 2004, the Chicago Partnership entered into a definitive agreement to sell the Hotel for $137 million in cash, subject to certain purchase price adjustments (the “Proposed Sale”). The Partnership, as the sole limited partner of the Chicago Partnership has been asked by the general partner of the Chicago Partnership (the “Chicago General Partner”) to consent to the sale by the Partnership of the Hotel pursuant to the sale agreement. The Amended and Restated Agreement of Limited Partnership of the Partnership requires the written consent of limited partners holding a majority of the outstanding Units to authorize the General Partner’s consent to the Proposed Sale on behalf of the Partnership (the “Proposed Authorization”). Therefore, in order for the Proposed Sale to be approved, limited partners holding a majority of the outstanding Units must consent to the Proposed Authorization. On or about November 8, 2004, a consent solicitation statement was mailed to each limited partner of the Partnership of record on November 5, 2004 seeking such limited partner’s consent to the Proposed Authorization.

Note 4.	Further Information

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

Forward-Looking Statements

      This report includes “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, ability to obtain limited partner consent to the Proposed Authorization (as defined below) and to consummate the Proposed Sale (as defined below), actual costs and expenses associated with the Proposed Sale, amount of any purchase price adjustments required by the sale agreement, timing and amount of any distribution of the proceeds from the Proposed Sale and other cash of the Partnership (as defined below) to the limited partners, amount needed to satisfy the liabilities of the Partnership and the Chicago Partnership (as defined below), and whether JER Acquisitions (as defined below) will be willing and able to close the Proposed Sale, and those disclosed as risks in other reports filed by us with the SEC, including those described in Part I of our most recently filed Annual Report on Form 10-K. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

      In May 2004, the General Partner engaged JLL to market the Hotel and commenced the formal marketing in June 2004. Over the last few months the General Partner solicited bids from interested parties and selected a bidder to negotiate with on an exclusive basis. As a result of that process, on October 18, 2004, the Chicago Partnership signed a definitive agreement to sell the Hotel to JER Partners Acquisitions III, LLC (“JER Acquisitions”) for $137 million in cash, subject to certain purchase price adjustments (the “Proposed Sale”). At the time the sale agreement was entered into, an affiliate of Starwood entered into an agreement with JER Acquisitions to vote such affiliate’s approximately 24.9% ownership interest in WHLP in favor of the Proposed Sale. The Partnership has received a fairness opinion from Houlihan Lokey Howard & Zukin Financial Advisors, Inc. stating that the consideration to be received by the Partnership in connection with the Proposed Sale is fair, from a financial point of view, to the limited partners of the Partnership.

      The Partnership, as the sole limited partner of the Chicago Partnership, has been asked by the general partner of the Chicago Partnership (the “Chicago General Partner”) to consent to the sale by the Partnership of the Hotel pursuant to the sale agreement. The Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”) requires the written consent of limited partners holding a majority of the outstanding Units to authorize the General Partner’s consent to the Proposed Sale on behalf of the Partnership (the “Proposed Authorization”). Therefore, in order for the Proposed Sale to be approved, limited partners holding a majority of the outstanding Units must consent to the Proposed Authorization. On or about November 8, 2004, a consent solicitation statement was mailed to each limited partner of the Partnership of record on November 5, 2004 seeking such limited partner’s consent to the Proposed Authorization.

      If the requisite percentage of limited partners consent to the Proposed Authorization and the Proposed Sale is consummated, the General Partner estimates that proceeds ultimately available for distribution to the limited partners following the completion of the Proposed Sale will be approximately $120 million, or $885 per Unit, assuming that the sale had been completed on June 30, 2004. At this time only an estimate of the amount that will be distributed to limited partners is being provided. There are numerous factors that will impact the amount that will ultimately be made available for distribution to limited partners, including the timing of the closing of the Proposed Sale, the costs and expenses to complete the sale and dissolve and liquidate the Partnership and the Chicago Partnership, any purchase price adjustments required by the sale agreement, and the amount needed to satisfy the Partnership’s and the Chicago Partnership’s liabilities, including contingent liabilities and expenses. The General Partner expects that a substantial portion of the sale proceeds will be distributed to the limited partners promptly after the closing of the Proposed Sale.

      If the Proposed Sale is consummated, then the Chicago General Partner and the General Partner will commence a process to dissolve and liquidate the Chicago Partnership and the Partnership 180 days after the closing date of the Proposed Sale, which is the date on which the indemnification obligations under the sale agreement generally expire. However, if the Chicago Partnership or the Partnership has material liabilities, including contingent liabilities, that the Chicago General Partner and the General Partner are not able to reasonably estimate, then commencement of the process to dissolve and liquidate the Chicago Partnership and the Partnership could be deferred until the Chicago General Partner and General Partner are able to satisfy all known and quantifiable liabilities and make a reasonable estimate of the maximum amount that could be owned with respect to unquantifiable liabilities of the Chicago Partnership and the Partnership. The Chicago

General Partner and the General Partner will liquidate the Chicago Partnership and the Partnership in accordance with their respective partnership agreements.

      The actual amount of net proceeds to be derived from the Proposed Sale and distributable to the limited partners in connection with the Proposed Sale and dissolution and liquidation of the Partnership will not be known until after closing of the Proposed Sale, and no assurance may be given that the Partnership’s or the Chicago Partnership’s obligations, or any reserves against future obligations, will not exceed current expectations or that the total amount of distributions will be equal to the estimates specified in this consent solicitation statement.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

REVPAR(1) (revenue per available room)	$135.47	$130.55	$114.75	$114.83
Total revenues (in thousands)	$13,108	$12,821	$33,798	$33,559
Operating profit (in thousands)(2)	$3,149	$2,789	$4,995	$4,151
Operating profit as a percentage of revenues:
Rooms	77.5%	77.9%	75.3%	76.2%
Food and beverage	31.1%	31.3%	26.1%	29.0%

(1)	REVPAR is calculated by dividing room revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. We consider REVPAR to be a leading indicator for the performance of the Hotel since REVPAR measures the period-over-period growth in rooms revenue. REVPAR may not be comparable to similarly titled measures such as revenues.

(2)	Represents the operating profit of the Westin Michigan Avenue which represents the majority of the results of the partnership.

      Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003. The Michigan Avenue had net income of approximately $2,774,000 for the three months ended September 30, 2004, compared to $2,279,000 in the same period of 2003. Operating profit for the Westin Michigan Avenue for the three months ended September 30, 2004, was $3,149,000, an increase of 12.9% when compared to $2,789,000 in the same period 2003.

      The Michigan Avenue’s rooms revenue for the three months ended September 30, 2004 were $9,360,000, which represents a 3.8% or $340,000 increase from the same period of 2003. REVPAR for the three months ended September 30, 2004, was $135.47, a 3.8% increase from the same period of 2003. These increases are attributable to the increase in the transient business when compared to the same period of 2003 offset by decreases in group business and lower negotiated contract rates with the airline industry. The Michigan Avenue reported an increase in average daily room rate (“ADR”) of 3.4% to $154.50 for the three months ended September 30, 2004 as compared to the same period in 2003, primarily due to the higher-rate transient business which replaced the reduced levels of group business; however, its occupancy rate for the same period remained relatively flat with only a 0.3% increase to 87.7% over the prior year. The Michigan Avenue’s rooms department profit margin for the three months ended September 30, 2004 remained essentially flat at 77.5% when compared to 77.9% for the same period of 2003 due primarily to rising union wage costs.

      The Michigan Avenue’s food and beverage revenue of $2,747,000 for the three months ended September 30, 2004 decreased approximately $54,000 as compared to the same period of 2003. This decrease primarily resulted from fewer banquet and catering events as a result of reduced levels of group business. The food and beverage department profit margins also remained essentially flat at 31.1%.

      Other operating departments had revenue of $1,001,000 for the three months ended September 30, 2004 which is consistent with the same period of 2003. As experienced in recent quarters, telephone revenues decreased due to the increased popularity of mobile phones, but were offset by cancellation and attrition revenues that were not experienced in the same period of 2003.

      The Michigan Avenue’s operating expenses for the three months ended September 30, 2004 decreased 0.7% or $74,000 to $9,958,000. The decrease was primarily due to decreased depreciation expense and management fees in 2004. Management fees for the three months ended September 30, 2004 decreased approximately $224,000 from the same period of 2003 to $1,003,000 due to decreased Partnership Net Operating Cash Flow, as defined in the Partnership Agreement.

      Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003. The Michigan Avenue had net income of $3,841,000 for the nine months ended September 30, 2004, compared to net income of $2,546,000 in the same period of 2003. Operating profit for the Westin Michigan Avenue for the nine months ended September 30, 2004 was $4,995,000 as compared to an operating profit of $4,151,000 in the same period of the prior year.

      The Michigan Avenue’s rooms revenue for the nine months ended September 30, 2004 were $23,613,000 which represents a $71,000 increase when compared to the same period of 2003. REVPAR for the nine months ended September 30, 2004 slightly decreased to $114.75 compared to $114.83 in the same period of 2003. This REVPAR decrease is attributed to a 1.3% reduction in ADR over the prior year to $145.10, slightly offset by a 1.0 percentage point increase in occupancy to 79.1% for the nine months ended September 30, 2004 as compared to 78.1% for the same period in 2003. The ADR decrease is due to lower negotiated group rates and lower ADR from internet channel bookings, primarily during the first quarter of 2004. The occupancy increase is primarily the result of increased airline contracts and transient business as previously discussed. The Michigan Avenue’s rooms department profit margin for the nine months ended September 30, 2004 was 75.3%, 0.9 percentage points lower than the same period of 2003, primarily due to the increased union wage costs previously discussed.

      The Michigan Avenue’s food and beverage revenues of $7,297,000 for the nine months ended September 30, 2004 represents a $60,000 or 1.0% increase compared to the same period of 2003. This increase is due primarily to the coffee cart re-opening in September 2003, reflecting nine months of results in 2004, compared to one month in the same period of 2003. For the nine months ended September 30, 2004, food and beverage department profit margins decreased 2.9 percentage points to 26.1% over the same period of 2003, due to increases in union wages and benefits expenses as previously discussed and the lower margins attributed to mix of food and beverage revenues (less higher-margin banquets).

      Other operating departments had revenues of $2,888,000 for the nine months ended September 30, 2004, a $108,000 increase over the same period of 2003, primarily resulting from increased cancellation and attrition fees previously discussed.

      The Michigan Avenue’s operating expenses for the nine months ended September 30, 2004, decreased 2.1% to $28,803,000. The decrease was primarily attributed to decreased management fees and depreciation expenses offset by higher room and food and beverage costs associated with increased occupancies. Management fees for the nine months ended September 30, 2004 decreased $392,000 over the same period of 2003 to $2,809,000 due to decreased Partnership Net Operating Cash Flow, as defined in the Partnership Agreement.

Liquidity and Capital Resources

      As of September 30, 2004, we had cash and cash equivalents of approximately $36,841,000, a $3,483,000 increase from December 31, 2003. The increase in cash during the nine months ended September 30, 2004 was due primarily to the improved operational results over the prior year and the timing of management fee payments offset by total quarterly dividend payments of $2,734,000 made on March 15, 2004, June 14, 2004 and September 9, 2004.

      Pursuant to the mortgage loan restructuring agreement (the “Restructuring Agreement”), we are required to make quarterly deposits to a furniture, fixtures and equipment reserve account (the “FF&E” Reserve Account), in accordance with the Restructuring Agreement, based upon 5.0% of gross revenues through the maturity of the mortgage loan in 2006. The Michigan Avenue’s FF&E Reserve Account balance of approximately $3,247,000 is included in other assets in the accompanying consolidated balance sheet as of September 30, 2004.

      The Restructuring Agreement also requires that we make deposits into a tax escrow account for payment of real and personal property taxes. As of September 30, 2004, the balance of this tax escrow account of $3,799,000 is included in cash and cash equivalents in the accompanying consolidated balance sheets.

      We spent $627,000 on capital expenditures during the nine months ended September 30, 2004, primarily related to upgrades to telecommunications equipment. All capital projects have been approved by the mortgage loan lender, as required by the Restructuring Agreement.

      Principal payments of $1,134,000 and interest payments of $1,186,000 were made on the mortgage loan during the nine months ended September 30, 2004. Scheduled principal and interest payments for the remainder of 2004 total approximately $773,000.

      At this time, we anticipate that cash on hand and cash flow from operations will provide adequate funding for 2004 capital expenditures and principal and interest payments on the mortgage loan. A cash distribution of $6.72 per Unit was paid on March 15, 2004, June 14, 2004 and September 9, 2004. Future distributions will be based on Available Net Cash Flow, as defined in the Partnership Agreement, and are dependent upon the Net Cash Flow, as defined, generated by the Hotel and the adequacy of cash reserves. The amount of each distribution will be determined by us at the end of each calendar quarter according to economic conditions and the terms of the Partnership Agreement and will be distributed to our limited partners within 75 days of the end of the quarter.

      See “General” above for information regarding the Proposed Sale and the possible dissolution and liquidation of the Partnership.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk.

      There were no material changes to the information provided in Item 7A in our Annual Report on Form 10-K regarding the Partnership’s market risk.

Item 4.	Controls and Procedures.

      We conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Principal Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our SEC reports. There have been no significant changes in our internal controls over financial reporting that have occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      For additional legal proceedings against the Partnership see Note 3. Subsequent Events to Consolidated Financial Statements contained in Part I.

Item 5.	Other Information.

Investor Relations

      The Partnership’s investor relations function is handled by Phoenix American Financial Services, Inc. at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for Phoenix American Financial Services, Inc. is 1-800-323-5888.

Unit Sales

      For the twelve months ended September 30, 2004, the General Partner has processed requests for the transfer of 54,215 Units. Through November 8, 2004, the pending Partnership has 2,661 pending unit transfer requests which will be processed in December 2004 or March 2005 based on the unit transferability rules established by the partnership agreement. Sales requests processed through the date of this filing for 53,276 units for tender offers were at a price range of $355 to $802.50. The remaining 939 Unit sale requests were completed through limited partnership exchanges at a range in price of $225 to $740 per Unit. The per Unit sales prices are the actual contracted price agreed upon by the respective limited partner and new purchaser. This price does not reflect any reductions in the sales price due to distributions made to the limited partner, as specified by some of the mini-tender offers.

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

      (b) Reports on Form 8-K

      No reports on form 8-K were filed during the third quarter of 2004.

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

Date: November 8, 2004