Form 10-K
period 2004-12-31
WESTIN HOTELS LTD PARTNERSHIP
filed 2005-03-31
CIK 790549

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
      ☑     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the Fiscal Year Ended December 31, 2004
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
      135,600 limited partnership units issued and outstanding as of March 23, 2005.

PART I
Forward-Looking Statements
      Certain statements contained in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this report, including, without limitation, the sections of Item 1, captioned “Business” and Item 7, captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements may include statements regarding the intent, belief or current expectations of Westin Hotels Limited Partnership (the “Partnership”) or The Westin Chicago Limited Partnership (the “Chicago Partnership”) or their respective general partners and their officers or directors with respect to the matters discussed in this report. All such forward-looking statements involve risks, uncertainties and other factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, without limitation, the risks and uncertainties set forth below. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.
Where you can find more information
      We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (the “SEC”). Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. Our SEC filings are also available at http://www.starwood.com/corporate/investor-relations.html as soon as reasonably practicable after they are filed or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference rooms in Washington, D.C. Please call the SEC at (800) SEC-0330 for further information on the public reference rooms. You may also obtain a copy of our filings free of charge by calling our investor relations manager, Phoenix American Financial Services, Inc. (“Phoenix American”) at 1-800-323-5888.
Risks Relating to Satisfaction of Liabilities
      As of March 1, 2005, the Partnership maintained cash reserves of approximately $12 million to satisfy liabilities of the Partnership and its subsidiaries, including contingent liabilities. The Partnership’s contingent liabilities include possible claims for indemnification that it might be obligated to fund under the Purchase and Sale Agreement (the “Purchase Agreement”), dated as of October 18, 2004, between the Chicago Partnership and JER Partners Acquisition III, LLC (“JER Acquisitions”) pursuant to which JER Acquisitions acquired The Westin Michigan Avenue Chicago (the “Michigan Avenue” or the “Hotel”). In addition, the Partnership and Westin Realty Corp., the general partner of the Partnership (the “General Partner”), are currently involved in an arbitration proceeding with Kalmia Investors LLC (“Kalmia”), a limited partner of the Partnership that owns approximately 28.4% of the limited partnership units, which arbitration is being funded out of the Partnership’s cash reserves. At this time, the Partnership is unable to estimate the amount of funds, if any, that will be available for distribution to limited partners after satisfaction of the Partnership’s liabilities and the timing of any such distribution.
Risks Relating to Timing of Dissolution and Liquidation of Partnership
      The General Partner is unable to determine when it will dissolve and liquidate the Partnership because the Partnership has several material liabilities that the General Partner is not able to reasonably estimate. The process to dissolve and liquidate the Partnership will be deferred until the General Partner is able to satisfy all known and quantifiable liabilities and to make a reasonable estimate of the maximum amount that could be owed with respect to unquantifiable liabilities of the Partnership. It is possible that the process to dissolve and liquidate the Partnership could be delayed for an extended period because of the complexity involved in estimating its liabilities. Limited partners will receive Schedule K-1s from the Partnership through the calendar year in which the Partnership is dissolved and liquidated.

Item 1.	Business.
General Development of Business
      The Partnership and its primary subsidiary limited partnership, the Chicago Partnership, were formed on April 25, 1986. The Chicago Partnership owned and operated the Michigan Avenue through January 26, 2005 when the Michigan Avenue was sold to JER Acquisitions. The Michigan Avenue has been managed as part of the Westin hotel chain since 1964. As a result of the acquisition of Westin Hotel Company (“Westin”) by Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) in 1998, the management agreement for the Michigan Avenue was assigned to 909 North Michigan Avenue Corporation (“909 Corp.”). A wholly owned subsidiary of Starwood continues to manage the Michigan Avenue following the sale to JER Acquisitions.
      Westin Realty Corp. is the sole general partner of the Partnership and 909 Corp. is the sole general partner of the Chicago Partnership. Since January 2, 1998, the General Partner has been a subsidiary of Starwood.
Financial Information about Industry Segments
      Until January 26, 2005, the Partnership, through the Chicago Partnership, was engaged solely in the business of owning and operating the Hotel and was, therefore, engaged in only one industry segment. At this time the Partnership has no active business operations.
Description of Business
      Until January 26, 2005, the Michigan Avenue was operated by a wholly owned subsidiary of Starwood on behalf of the Chicago Partnership as part of the full-service, upscale Westin hotel chain. Starwood owns, manages and franchises hotels throughout the world and the inclusion of the Hotel within its global system provided the benefits of name recognition, centralized reservations and advertising, system-wide marketing programs, centralized purchasing and training and support services. The hotel business in general is highly competitive. To the extent hotel capacity expands or demand for hotel accommodations decreases, competition will increase. The demand for particular accommodations and related services are subject to various factors, including, but not limited to, seasonal variance, changes in economic conditions, and changes in travel patterns and preferences (which may be affected by airline schedules, weather conditions or availability).
      As Starwood also owns, operates, manages and franchises hotels under the St. Regis®, The Luxury Collection®, Sheraton®, W® and Four Points® by Sheraton brands, including other hotels in the Chicago area, potential conflicts of interest may have existed when the Hotel was managed for the Chicago Partnership by an affiliate of Starwood.
      Neither the Partnership nor the Chicago Partnership had any employees when the Chicago Partnership owned the Hotel. During that time, administrative and Hotel personnel were employees of Starwood. The Hotel and the Chicago Partnership reimbursed Starwood for the costs of such employees. However, neither the Partnership nor the Chicago Partnership is now, or was when the Chicago Partnership owned the Hotel, directly responsible for the payment of executive compensation to the officers of the General Partners.
Competitive Conditions
      The Hotel competed for customers with other hotel properties in its geographic market. During the last five years a number of new hotels opened near the Michigan Avenue, substantially increasing the inventory of available rooms in the Chicago area. Many of the hotels that the Michigan Avenue competed against were newer and had larger and more modern facilities. In addition, some of the competitors have substantially greater marketing and financial resources than the Hotel.
      There is another Westin hotel located at the O’Hare International Airport near Chicago and another in close proximity to the financial district of downtown Chicago. The General Partner believed that neither was in direct competition with the Michigan Avenue and that their close proximity allowed for efficiencies in both staffing and productivity. Starwood also operates the Sheraton Chicago Hotel and Towers in Chicago, owns four hotels in the downtown Chicago area and manages five other properties in the Chicago metropolitan area under management agreements. These properties were not considered to be primary competitors due to differences in their locations, orientations or facilities.
Mortgage Loans
      On August 21, 1986, a mortgage loan in the amount of $32,800,000 with respect to the Michigan Avenue was refinanced by Teacher Retirement System of Texas (the “Lender”). On June 2, 1994, the General Partner, on behalf of the Partnership, successfully completed a restructuring of the mortgage loan and entered into a restructuring agreement (“Restructuring Agreement”) with the Lender. On May 27, 1997, a second restructuring agreement modifying the existing mortgage loan on the Hotel was completed. The modifications to the mortgage loan consisted primarily of a reduction of the effective interest rate, an extension of the maturity date and revisions of prepayment penalties. The Partnership prepaid $5,000,000 on this mortgage loan on March 1, 2003 and an additional $5,000,000 on December 17, 2003. At December 31, 2004, the balance outstanding under the mortgage loan was $17,747,000. On January 26, 2005, in connection with the sale of the Michigan Avenue to JER Acquisitions, the balance on the mortgage loan was paid in full.
Insurance
      The Michigan Avenue was covered by comprehensive general liability insurance, fire and extended property insurance (including earthquake coverage), business interruption, workers’ compensation, employer’s liability insurance, terrorism and such other insurance as is customarily obtained for similar properties.
      The Michigan Avenue participated in Starwood’s insurance program, whereby general liability, property, casualty, workers’ compensation and other insurance coverage premiums are paid through Starwood primarily to Zurich American Insurance Group and Westel Insurance Company, the latter being a wholly owned subsidiary of Starwood. See Note 9 of the financial statements.
Environmental Matters
      The Partnership is subject to certain requirements and potential liabilities under various federal, state and local environmental laws, ordinances and regulations (“Environmental Laws”). For example, a current or previous owner or operator of real property may become liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may be liable for the costs of removal or remediation of such wastes at the treatment, storage or disposal facility, regardless of whether such facility is owned or operated by such person. The Hotel used certain substances and generated certain wastes that may be deemed hazardous or toxic under applicable Environmental Laws, and the Hotel from time to time incurred costs related to cleaning up contamination. Other Environmental Laws require abatement or removal of certain asbestos-containing materials (“ACMs”) (limited quantities of which may be present in various building materials such as spray-on insulation, floor coverings, ceiling coverings, tiles, decorative treatments and piping) in the event of damage or demolition, or certain renovations or remodeling. These laws also govern emissions of and exposure to asbestos fibers in the air. Environmental Laws also regulate polychlorinated biphenyls (“PCBs”), which may be present in electrical equipment. The Hotel may have had equipment containing chlorofluorocarbons (“CFCs”). The use of equipment containing CFCs also is regulated by Environmental Laws. In connection with the Partnership’s past ownership, operation and management of the Hotel, the Partnership could be held liable for costs of remedial or other action with respect to PCBs or CFCs.
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

      The Purchase Agreement contains provisions providing that the Chicago Partnership will indemnify JER Acquisitions for certain environmental liabilities related to the operation of the Hotel prior to the closing of the sale.
Sale of the Michigan Avenue
      The Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”) obligated the General Partner to review opportunities to sell the Michigan Avenue or to refinance indebtedness secured by the Michigan Avenue, beginning in 1994, and to use best efforts to complete a sale or refinancing transaction by the end of 2001.
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
      From July 2003 until January 2004, several parties (including an affiliate of the General Partner) made tender offers for varying numbers of units of limited partnership interests (the “Units”). The tender offers ranged from a low price of $525 per Unit to a high price of $735 per Unit. The General Partner expressed no opinion, made no recommendation and remained neutral with respect to each tender offer.
      In May 2004, the General Partner engaged JLL to, once again, market the Michigan Avenue and commenced the formal marketing in June 2004. The General Partner solicited bids from interested parties and selected a bidder to negotiate with on an exclusive basis. As a result of that process, on October 18, 2004, the Chicago Partnership signed the Purchase Agreement to sell the Michigan Avenue to JER Acquisitions for $137 million in cash, subject to certain purchase price adjustments. On December 7, 2004, the Partnership received the consent of a majority of its limited partners to the sale of the Michigan Avenue to JER Acquisitions. On January 26, 2005, the Chicago Partnership completed the sale of the Michigan Avenue to JER Acquisitions.
      On February 25, 2005, an initial distribution of $800 per Unit was made to the limited partners. As of March 1, 2005, an amount of approximately $12 million is being reserved in order to satisfy the Partnership’s and the Chicago Partnership’s liabilities, including contingent liabilities and expenses.
      Because the Partnership has material liabilities, including contingent liabilities, that the General Partner is not able to reasonably estimate, the commencement of the process to dissolve and liquidate the Partnership will be deferred until the General Partner is able to satisfy all known and quantifiable liabilities and make a reasonable estimate of the maximum amount that could be owed with respect to unquantifiable liabilities of the Partnership.

Item 2.	Property.
      Until January 26, 2005, the Partnership’s property consisted of the Michigan Avenue, a first-class hotel operating under the Westin name and located in a premier central, urban location, providing guests with convenient access to business districts, shopping areas and convention facilities.

Description
      The Michigan Avenue has 751 guest rooms (including 23 suites) and 19 meeting rooms. The Hotel has a fitness center and a business center, provides retail space for several specialty stores and a gift shop, and has an underground parking garage with 225 spaces. The Grill on the Alley, an upscale 300-seat restaurant and bar operated by Grill Concepts of California (“Grill Concepts”), opened in the Hotel in June 2000. Starwood owns approximately 12% of the outstanding common stock of Grill Concepts and has rights to acquire additional shares of Grill Concepts pursuant to a subscription agreement. An employee of Starwood serves on the Board of Directors of Grill Concepts.
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
Capital Improvements
      In 2004, the Hotel spent $2,738,000 for capital expenditures. Of this amount, $835,000 was spent on renovations of the lobby and meeting rooms; $89,000 on cordless phones; $190,000 on new Heavenly Beds®; $30,000 on the installation of an emergency generator; $70,000 on a dishwasher; and $1,524,000 on various other projects such as engineering equipment upgrades and computers. For discussion regarding the funding of these capital expenditures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 3.	Legal Proceedings.
      Because of the nature of the hotel business, the Chicago Partnership was subject to various claims and legal actions incidental to the ordinary course of its operations during the time it owned the Hotel, including such matters as contract and lease disputes and complaints alleging personal injury, property damage and employment discrimination. In addition, the Chicago Partnership has agreed to indemnify JER Acquisitions for certain losses (including losses resulting from certain specified litigation and claims) pursuant to the Purchase Agreement. The General Partner believes that the outcome of any such pending claims or proceedings, individually or in the aggregate, will not have a material adverse effect upon the business, financial condition or results of operations of the Partnership.
      On October 14, 2004, the General Partner filed a demand for arbitration with the American Arbitration Association of Seattle, Washington (the “AAA”) (the method and location for resolving disputes provided for in the Partnership Agreement) seeking that the AAA resolve all disputes and claims regarding the propriety of Kalmia Investors LLC’s (“Kalmia”) request to inspect and copy confidential information of the Partnership and various third parties, the adequacy and sufficiency of the General Partner’s response thereto, and the General Partner’s compliance with its obligations related to Kalmia’s request and that response. In addition, the General Partner has sought that the AAA resolve all disputes, controversies and claims relating to the performance by the General Partner of its duties to Kalmia with respect to: (a) the marketing for sale, refinancing or sale of the Michigan Avenue and the Westin St. Francis Hotel and (b) the operation and management of the Michigan Avenue and the Westin St. Francis Hotel. On October 29, 2004, Westin Realty, joined by the Partnership, filed a Supplemental Demand for Arbitration. On February 9, 2005, the General Partner and the Partnership (collectively, “Claimants”) served an Amended Statement of Claims.
      On February 18, 2005, Kalmia served its Answer and Affirmative Defenses to the Amended Statement of Claims and, on December 10, 2004, Kalmia submitted certain counterclaims under protest to the arbitration, including claims of breach of fiduciary duty, breach of contract, fraud, negligent misrepresentation and conversion. On February 9, 2005, Kalmia served its Amended Counterclaims and Claims against Third-Party

Respondents Starwood, 909 Corp., the Chicago Partnership, the Partnership, The Westin St. Francis Limited Partnership, and The St. Francis Hotel Corporation. Kalmia asserts claims for: (1) breach of fiduciary duty, (2) breach of contract, (3) fraud, misrepresentation, and fraudulent concealment, (4) negligent misrepresentation, and (5) conversion. On February 18, 2005, the General Partner, the Partnership and Third-Party Respondents served an Answer and Affirmative Defenses to Kalmia’s Counterclaims and Claims against Third-Party Respondents. The General Partner and the Partnership deny Kalmia’s allegations of breach of contractual or other duties and intend to vigorously defend themselves in the arbitration.
      The arbitration hearing is scheduled to begin on September 19, 2005. Pursuant to the Partnership Agreement and upon the advice of counsel, the expenses incurred in connection with the arbitration are being paid out of the assets of the Partnership.

Item 4.	Submission of Matters to a Vote of Security Holders.
      On November 5, 2004, the Partnership commenced a consent solicitation of the limited partners with respect to the sale of the Michigan Avenue to JER Acquisitions. Pursuant to the terms of the consent solicitation, upon the receipt by the Partnership of the consent of limited partners holding a majority of the outstanding units, the General Partner, on behalf of the Partnership, granted its consent to the sale of the Michigan Avenue and the consent solicitation was terminated. Set forth below are the results of the consent solicitation.

Votes For	Votes Against	Abstentions
73,600	3,420	486
PART II
Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.
      As of March 23, 2005, there were 3,988 holders of record of the 135,600 Units.
      There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. The transfer of Units, or any interest therein, is subject to a variety of restrictions. Because the Partnership no longer has any active operations, the General Partner will institute a policy, effective April 1, 2005, that prohibits the sale, assignment, transfer or exchange of Units except for estate planning, gift and intra family transfers. Furthermore, the Partnership Agreement provides that limited partners may not transfer their interests in the Partnership if, in the opinion of the Partnership’s counsel, such transfers might violate the registration requirements of the Securities Act of 1933, as amended, or the laws of any other jurisdiction or agency applicable to the transfers, cause the Partnership to be regarded as an association taxable as a corporation, result in the dissolution or termination of the Partnership or result in the Chicago Partnership not being able to obtain or continue in effect any license permitting the service or sale of alcoholic beverages in the Hotel. The assignee must also meet certain other requirements set forth in the Partnership Agreement before it may be recognized as a substituted limited partner, including the payment of all reasonable expenses connected with the transfer of any interest. The limited partners or their representatives must furnish, as to voluntary transfers, sufficient information to counsel to permit the foregoing determination to be made.

      The following information reflects the Partnership’s records of the average and range of Unit sale prices to date as quoted in the limited partnership exchanges:

	Average Per Unit	Range of Per Unit
	Sales Price(1)	Sales Price(1)

2003
16,940 Units (through December 31, 2003)	$524.10	$225.00 to $615.00
2004
54,182 Units (through December 31, 2004)	$746.19	$425.00 to $802.50
2005
1,383 Units (through March 23, 2005)	$697.78	$600.00 to $802.50

(1)	The per Unit sales price is the actual contracted price agreed upon by the respective limited partner and new purchaser. This balance does not reflect any reductions in the sales price due to subsequent distributions made to the limited partners, as specified by some of the tender offers.
     As of March 23, 2005, the Partnership has pending Unit sale transfer requests totaling approximately 1,383 Units for the first quarter of 2005. During the last three quarters of 2004, the Partnership transferred a total of 16,149 Units. Because the Partnership limits the transfers during any twelve month period to 40% of the outstanding Units (54,240 Units), the Partnership will limit transfers processed to 38,091 Units during the first quarter of 2005.
      The following represents cash distributions made in 2004, 2003 and 2002:

Distributions
Per Unit

2004
March 15	$6.72
June 14	$6.72
September 13	$6.72
December 14	$6.72
2003
March 16	$6.72
June 10	$6.72
September 12	$6.72
December 15	$6.72
2002
March 16	$6.72
June 14	$6.72
September 13	$6.72
December 13	$6.72
      In addition, the Partnership distributed $800 per Unit to the limited partners on February 25, 2005 as an initial distribution of the proceeds from the sale of the Michigan Avenue to JER Acquisitions and cash reserves the Partnership had on hand.
      The Partnership’s investor relations function is handled by Phoenix American at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for Phoenix American is 1-800-323-5888.

Item 6.	Selected Financial Data.
      The following table sets forth selected financial information for the Partnership:

	Year Ended December 31,

	2004	2003	2002	2001	2000(1)

	(In thousands, except per Unit amounts)
Operating revenues:
Rooms	$32,779	$31,637	$28,943	$30,188	$58,232
Food and beverage	9,824	9,804	8,160	7,610	20,771
Other operating departments	3,890	3,721	3,615	4,117	7,873

Total operating revenues	46,493	45,162	40,718	41,915	86,876

Operating expenses:
Rooms	7,762	7,374	6,745	7,136	14,652
Food and beverage	7,244	6,983	6,453	6,264	16,109
Administrative, general and marketing	8,847	7,403	6,269	5,845	11,700
Management fees	4,455	4,716	4,126	3,974	5,358
Depreciation	6,494	7,572	8,555	8,124	7,222
Other	7,151	6,994	4,544	7,635	13,063

Total operating expenses	41,953	41,042	36,692	38,978	68,104

Operating profit	$4,540	$4,120	$4,026	$2,937	$18,772

Net income	$2,959	$1,952	$1,383	$559	$66,139	(2)
Net income per Unit	$21.82	$14.40	$10.20	$4.12	$487.75
Total assets	$95,763	$92,056	$104,233	$106,585	$109,272
Long-term obligations, net of current portion	$27,718	$28,921	$40,390	$40,461	$40,322
Deferred incentive management fees, net of current portion	$12,791	$9,964	$6,829	$7,544	$7,447
Distributions paid per Unit	$26.88	$26.88	$26.88	$26.88	$690.94

(1)	Includes the results of the Westin St. Francis Hotel in San Francisco, California (the “St. Francis”) through the sale date of such hotel on April 26, 2000.

(2)	Includes $52,606 gain on the St. Francis sale.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
      Until the Hotel was sold in January 2005, the Hotel’s primary market focus was on business travelers, conventions and other groups. The Hotel’s business activities generally followed national economic trends. The level of tourist business is influenced by the general global economic environment and political climate and, to a lesser extent, by the strength of the U.S. dollar in relation to foreign currencies. The Michigan Avenue experienced seasonal trends, with the lowest occupancy levels occurring during the first quarter, followed by higher occupancies during the last three quarters of the year.
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
      The Partnership believes the following to be its critical accounting policy:
      Revenue Recognition. The Michigan Avenue’s revenues were derived from its operations and included revenues from the rental of rooms, food and beverage sales, telephone usage and other service revenue. Revenue has been recognized when rooms are occupied and services have been performed.
      This section analyzes significant fluctuations in items affecting the consolidated statements of income for the years ended December 31, 2004, 2003 and 2002. On January 26, 2005 the Hotel was sold to JER Acquisitions.
2004 Compared with 2003
      The results of operations and key statistics below are for the Michigan Avenue only and do not include the costs related to Partnership administration.

	Year Ended
	December 31,

	2004	2003

REVPAR (revenue per available room)(1)	$119.25	$115.41
Total revenue (in thousands)	$46,493	$45,162
Operating profit (in thousands)(2)	$7,552	$6,021
Operating profit as a percentage of revenues:
Rooms	76.32%	76.69%
Food and beverage	26.26%	28.77%

(1)	REVPAR is calculated by dividing room revenue which is derived from rooms and suites rented or leased, by total room nights available for a given period. We consider REVPAR to be a leading indicator for the performance of the Hotel since REVPAR measures the period-over-period growth in rooms revenue. REVPAR may not be comparable to similarly titled measures such as revenues.

(2)	Represents the operating profit of the Westin Michigan Avenue which represents the majority of the results of the Partnership.
     The Michigan Avenue had net income of approximately $6,261,000 in 2004, compared to $4,197,000 in 2003, which represents the majority of the results of the Partnership. The Michigan Avenue had operating profit of $7,552,000 for the year ended December 31, 2004, a 25.4% or $1,531,000 increase from 2003.
      The Michigan Avenue’s revenues were $46,493,000 for the year ended December 31, 2004 compared to $45,162,000 in 2003. The increase was primarily due to a 3.6% or $1,142,000 increase in rooms revenue for the year ended December 31, 2004 to $32,779,000 when compared to the prior year. REVPAR for 2004 increased 3.3% to $119.25 as compared to $115.41 in 2003. The Michigan Avenue reported an average daily room rate of $151.89 and occupancy of 78.5% in the year ended December 31, 2004 as compared to $149.78 and 77.1%, respectively, in 2003. The REVPAR and rooms revenue increases are due to increased occupancies primarily related to the return of several large city-wide conventions during 2004. Furthermore, in addition to the increase in group business, the occupancy increase is attributable to the increase in transient travelers in 2004. The slight increase in average daily rate is attributable to the increase in group business which allowed the hotel to leverage the rates and improve occupancy. The Michigan Avenue’s rooms department profit margin for 2004 was 76.3%, which is comparable to 2003.
      The Michigan Avenue’s food and beverage revenue of $9,824,000 for 2004 which is comparable to 2003. The Michigan Avenue’s food and beverage department profit margin for 2004 decreased 2.5 percentage points to 26.3% from 2003.

      Other operating departments had revenue of $3,890,000 for the year ended December 31, 2004, a $169,000 increase from 2003, primarily resulting from increased ancillary revenues experienced as a result of higher group business partially offset by fewer cancellation fees in 2004 when compared to 2003.
      The Michigan Avenue’s operating expenses for 2004 decreased 0.5% or $200,000 to $38,941,000. The decrease was primarily attributed to decreased incentive management fees and depreciation expenses offset by higher room and food and beverage costs associated with increased occupancies. Management fees (including incentive management fees) for the year ended December 31, 2004 decreased 5.5% or $261,000 in 2004 to $4,455,000 when compared to 2003 due to an increase in capital expenditures which is deducted from the Partnership Net Operating Cash Flow, as defined in the Partnership Agreement.
      In addition to the operating expenses related to the Michigan Avenue discussed above, the Partnership also incurred $3,012,000 and $1,901,000 of costs for the years ended December 31, 2004 and 2003, respectively, for investor relations, professional services and other fees which are included in the consolidated statements of income. The $1,111,000 increase in 2004 over the prior year is due to additional administrative legal and regulatory costs incurred in connection with responding to the tender offers made to limited partners during 2004 and litigation expenses.
2003 Compared with 2002
      The results of operations and key statistics below are for the Michigan Avenue only and do not include the costs related to Partnership administration.

	Year Ended
	December 31,

	2003	2002

REVPAR (revenue per available room)	$115.41	$105.59
Total revenues (in thousands)	$45,162	$40,718
Operating profit (in thousands)	$6,021	$4,506
Operating profit as a percentage of revenues:
Rooms	76.69%	76.70%
Food and beverage	28.77%	20.91%
      The Michigan Avenue had net income of approximately $4,197,000 in 2003, compared to $2,003,000 in 2002, which represents the majority of the results of the Partnership. The Michigan Avenue had operating profit of $6,021,000 for the year ended December 31, 2003, a $1,515,000 increase from 2002.
      The Michigan Avenue’s revenues were $45,162,000 for the year ended December 31, 2003 compared to $40,718,000 in 2002. The increase was primarily due to a 9.3% or $2,694,000 increase in rooms revenue for the year ended December 31, 2003 to $31,637,000 when compared to the prior year. REVPAR for 2003 was $115.41 as compared to $105.59 in 2002. The Michigan Avenue reported an average daily room rate of $149.78 and occupancy of 77.1% in the year ended December 31, 2003 as compared to $151.86 and 69.5%, respectively, in 2002. The REVPAR and rooms revenue increases were due to increased occupancies primarily related to the return of several large city-wide conventions during 2003. Furthermore, in addition to the increase in group business, the occupancy increase is attributable to the increase in transient travelers in 2003. The slight decrease in average daily rate is attributable to re-negotiated rates with several airline partners. The Michigan Avenue’s rooms department profit margin for 2003 was 76.7%, in line with 2002.
      The Michigan Avenue’s food and beverage revenue of $9,804,000 for 2003 represents a $1,644,000 or 20.1% increase compared to 2002. The increase is due primarily to the increased consumption associated with the increase in occupancy rates. The Michigan Avenue’s food and beverage department profit margin for 2003 increased 7.9 percentage points to 28.8% from 2002 due to the mix of revenues, which consisted primarily of high-margin banquet and catering services, as compared to the lower margin room service or coffee bar revenues.

      Other operating departments had revenue of $3,721,000 for the year ended December 31, 2003, a $106,000 increase from 2002, primarily resulting from decreased ancillary revenues experienced as a result of lower group business and fewer cancellation fees in 2003 when compared to 2002.
      The Michigan Avenue’s operating expenses for 2003 increased 8.1% or $2,929,000 to $39,141,000. The increase was primarily due to higher room costs associated with increased occupancy as well as increased management fees in accordance with the terms of the management agreement. Management fees for the year ended December 31, 2003 increased 14.3% over 2002 to $4,716,000 due to improved Partnership Net Operating Cash Flow, as defined in the Partnership Agreement.
      In addition to the operating expenses related to the Michigan Avenue discussed above, the Partnership also incurred $1,901,000 and $480,000 of costs for the years ended December 31, 2003 and 2002, respectively, for investor relations, professional services and other fees, which are included in the consolidated statements of income.
Liquidity and Capital Resources
      On January 26, 2005, the Michigan Avenue was sold to JER Acquisitions for cash of approximately $137,000,000. The cash received at closing was reduced by a credit to JER Acquisitions of $6,836,000 that related to the capital expenditure revenues and other adjustments provided by the Purchase Agreement. In connection with the sale of the Hotel, a payment of $17,645,000 was made to the Lender to payoff the mortgage loan and payments of $11,606,000 and $12,438,000 were made to affiliates of Starwood in connection with the repayment of the Subordinated Loan (as defined below) and deferred incentive management fees, respectively. The Partnership no longer has any third party indebtedness. On February 25, 2005, an aggregate distribution of $108,480,000, or $800 per Unit, was made to limited partners of the Partnership.
      As of December 31, 2004, the Partnership had cash and cash equivalents of approximately $37,795,000, a $4,437,000 increase from December 31, 2003. This increase is primarily due to increased revenue at the Hotel. During 2004, total net cash provided by operating activities was $14,703,000.
      In 2004, a total of $2,270,000 was deposited into the Furniture, Fixtures and Equipment (“FF&E”) Reserve Account as required by the Restructuring Agreement. At December 31, 2004, the balance in this account, together with interest of $25,000, was included in other assets in the accompanying consolidated balance sheet. The consolidated balance sheets also include a tax escrow account. At December 31, 2004, the balance in the tax escrow account, together with interest of $28,000, is restricted and included in cash and cash equivalents in the accompanying consolidated balance sheet.
      A total of $2,738,000 was spent for capital improvements in 2004 for the Michigan Avenue. Of this amount, $835,000 was spent on renovations of the lobby and meeting rooms; $89,000 on cordless phones; $190,000 on new Heavenly Beds®; $30,000 on the installation of an emergency generator; $70,000 on a dishwasher; and the remaining $1,524,000 on various other projects, such as engineering equipment upgrades and computers.
      Until January 26, 2005, the Chicago Partnership had a fee simple interest in the Hotel. The Michigan Avenue was encumbered by a mortgage held by the Lender to secure indebtedness. The effective interest rate on the indebtedness was 8.06% per annum through maturity. The mortgage required combined payments of principal and interest each quarter in arrears, in such amount as was necessary to repay the principal balance (together with interest at the fixed interest rate) based on a 25 year amortization schedule with a balloon payment on December 1, 2006. Annual payments of principal and interest on the mortgage were $3,093,000, payable in quarterly installments through December 1, 2006, at which time the remaining outstanding principal balance plus all accrued and unpaid interest was due and payable. Principal payments of $1,639,000 and interest payments of $1,684,000 were made on the mortgage during 2004.
      In conjunction with the restructuring of the Partnership’s mortgage loan in 1994, the General Partner loaned the Partnership $25 million to fund capital improvements to the Michigan Avenue and the St. Francis, of which $5 million was contributed to the Chicago Partnership for capital improvements for the Michigan

Avenue. This loan (the “Subordinated Loan”), was subordinate to the Partnership’s mortgage loan. The annual interest rate on the Subordinated Loan was the prime rate, plus 1%. The portion of the loan attributable to the St. Francis was repaid upon the sale of the St. Francis. At December 31, 2004, the outstanding balance on the Subordinated Loan totaled $11,555,000 (including $6,555,000 of accrued interest). Interest expense on this loan was $605,000, $546,000, and $572,000 in the years ended December 31, 2004, 2003 and 2002, respectively.
      The Partnership had the following contractual obligations outstanding as of December 31, 2004 (in thousands):

		Due in			Due
		Less Than	Due in	Due in	After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$29,302	$1,584	$16,163	$—	$11,555
Capital lease obligations	—	—	—	—	—
Operating lease obligations	50	44	6	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities	12,791	—	—	—	12,791

Total contractual obligations	$42,143	$1,628	$16,169	$—	$24,346

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
      As a result of the sale of the Hotel on January 26, 2005, the Partnership’s primary asset is cash which is invested in an interest-bearing money market account and, accordingly, the Partnership only has minimal exposure to market risk from financial instruments. At December 31, 2004, the Partnership was exposed to market risk on its financial instruments from changes in interest rates. The Partnership does not use financial instruments for trading or speculative purposes or to manage interest rate risk. At December 31, 2004, a hypothetical 1% change in interest rates would have resulted in an increase or decrease in interest expense of approximately $116,000.
      At December 31, 2004, the Partnership’s financial instruments consisted primarily of a variable rate note and fixed rate debt. The Partnership’s debt at December 31, 2004 consisted of a note payable to the General Partner and a mortgage loan.

Item 8.	Financial Statements and Supplementary Data.
      The following documents are filed as part of this report:
      Financial statement schedules are omitted for the reason that they are not required, are insignificant or because the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Westin Hotels Limited Partnership:
We have audited the accompanying consolidated balance sheets of the Westin Hotels Limited Partnership (the “Partnership”) (a Delaware limited partnership) as of December 31, 2004 and 2003, and the related consolidated statements of income, partners’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Westin Hotels Limited Partnership as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP
New York, New York
March 18, 2005

WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(In thousands, except Units)

	December 31,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $2,666 and $3,219	$37,795	$33,358
Accounts receivable, net of allowance for doubtful accounts of $23 and $23	2,773	2,579
Inventories	221	238
Prepaid expenses and other current assets	934	320

Total current assets	41,723	36,495

Property and equipment, at cost:
Buildings and improvements	56,559	56,037
Furniture, fixtures and equipment	65,103	62,887

	121,662	118,924
Less accumulated depreciation	80,655	74,161

	41,007	44,763
Land	8,835	8,835

Land, property and equipment, net	49,842	53,598

Other assets, including restricted cash of $3,916 and $1,624	4,198	1,963

	$95,763	$92,056

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable —
Trade and other	$662	$493
General Partner and affiliates	3,253	833

Total accounts payable	3,915	1,326
Current maturities of long-term obligations	1,584	1,415
Accrued expenses	5,747	5,754
Other current liabilities	417	495

Total current liabilities	11,663	8,990
Long-term obligations	16,163	17,971
Long-term obligation to General Partner	11,555	10,950
Deferred incentive management fees payable to General Partner	12,791	9,964

Total liabilities	52,172	47,875

Minority interests	4,681	4,585

Commitments and contingencies
Partners’ capital (deficit):
General Partner	(1,168)	(997)
Limited Partners (135,600 Units issued and outstanding)	40,078	40,593

Total Partners’ capital	38,910	39,596

	$95,763	$92,056

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except Unit data)

	Year Ended December 31,

	2004	2003	2002

Operating revenues:
Rooms	$32,779	$31,637	$28,943
Food and beverage	9,824	9,804	8,160
Other operating departments	3,890	3,721	3,615

Total operating revenues	46,493	45,162	40,718

Operating expenses:
Rooms	7,762	7,374	6,745
Food and beverage	7,244	6,983	6,453
Other operating departments	659	694	633
Administrative and general	5,883	4,705	3,873
Related party management fees	4,455	4,716	4,126
Advertising and business promotion	2,964	2,698	2,396
Property maintenance and energy	3,056	2,884	2,635
Local taxes, insurance and rent	3,436	3,416	1,276
Depreciation	6,494	7,572	8,555

Total operating expenses	41,953	41,042	36,692

Operating profit	4,540	4,120	4,026

Interest expense, net of interest income of $411, $276 and $486	(1,485)	(2,094)	(2,590)

Income before minority interests	3,055	2,026	1,436
Minority interests in net income	(96)	(74)	(53)

Net income	$2,959	$1,952	$1,383

Net income per Unit (135,600 Units issued and outstanding)	$21.82	$14.40	$10.20

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 2001	$(430)	$43,981	$43,551
Cash distributions	—	(3,645)	(3,645)
Net income (loss)	(317)	1,700	1,383

Balance at December 31, 2002	(747)	42,036	41,289
Cash distributions	—	(3,645)	(3,645)
Net income (loss)	(250)	2,202	1,952

Balance at December 31, 2003	$(997)	$40,593	$39,596
Cash Distributions	—	(3,645)	(3,645)
Net income (loss)	(171)	3,130	2,959

Balance at December 31, 2004	$(1,168)	$40,078	$38,910

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2004	2003	2002

Operating Activities
Net income	$2,959	$1,952	$1,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,494	7,572	8,555
Amortization of deferred loan fees	9	9	9
Interest expense on long-term obligation to General Partner	605	546	572
Minority interests in net income	96	74	53
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(194)	(261)	(657)
Inventories	17	(5)	(67)
Prepaid expenses and other current assets	(614)	90	113
Trade and other accounts payable	169	90	(8)
Accounts payable and deferred incentive management fees to General Partner and affiliates	5,247	171	(60)
Accrued expenses and other current liabilities	(85)	(122)	(53)

Net cash provided by operating activities	14,703	10,116	9,840

Investing Activities
Additions to property and equipment	(2,738)	(1,052)	(2,264)
Decrease (increase) in long-term restricted cash	(2,292)	(102)	3,916
Decrease in other assets	48	48	56

Net cash provided by (used in) investing activities	(4,982)	(1,106)	1,708

Financing Activities
Cash distributions	(3,645)	(3,645)	(3,645)
Repayment of long-term obligations	(1,639)	(11,243)	(594)

Net cash used in financing activities	(5,284)	(14,888)	(4,239)

Net increase (decrease) in cash and cash equivalents	4,437	(5,878)	7,309
Cash and cash equivalents — beginning of period	33,358	39,236	31,927

Cash and cash equivalents — end of period	$37,795	$33,358	$39,236

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$1,684	$1,850	$2,498

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies
      Basis of Presentation. The accompanying consolidated financial statements include the accounts of Westin Hotels Limited Partnership, a Delaware limited partnership (the “Partnership”), and its primary subsidiary limited partnership, The Westin Chicago Limited Partnership (the “Chicago Partnership”). Until January 26, 2005, the Chicago Partnership owned and operated The Westin Michigan Avenue, Chicago in downtown Chicago, Illinois (the “Michigan Avenue” or the “Hotel”). All significant intercompany transactions and accounts have been eliminated. Since the Partnership’s only asset was sold on January 26, 2005, the operations were not presented as discontinued operations.
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
      Inventories. Inventories consist of food and beverage stock items, as well as linens, china, glass, silver, utensils and guest room items (“Par Inventories”). The food and beverage inventory items are recorded at the lower of cost (first in, first out) or market. Significant purchases of Par Inventories are recorded at purchased cost and amortized to 50% of their cost over 36 months. Normal replacement purchases are expensed as incurred. Par Inventories are classified as a component of property and equipment.
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
      Revenue Recognition. The Partnership’s revenues were primarily derived from hotel operations, including the rental of rooms and food and beverage sales. Generally, revenues were recognized when the services had been rendered.
      Income Taxes. The Partnership does not record any provision for federal and state income taxes in its consolidated financial statements. All items of income, gain, loss, deduction or credit for federal and state income tax purposes are allocated to the partners of the Partnership for inclusion in their individual income tax

WESTIN HOTELS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
returns. The reported amounts of the Partnership’s net assets and liabilities exceeded the related tax bases by approximately $12,132,000 and $14,002,000 at December 31, 2004 and 2003, respectively.
      Concentration of Credit Risk. Financial instruments which potentially subjected the Hotel to a concentration of credit risk consisted principally of accounts receivable. Concentration of credit risk with respect to accounts receivable was limited due to the wide variety of customers and industries to which the Hotel’s services are sold, as well as the dispersion of customers across many geographic areas. Additionally, the Hotel performed ongoing credit evaluations of their customers’ financial condition and maintained allowances for potential credit losses.
      Impact of Recently Issued Accounting Standards. There were various accounting standards and interpretations issued during 2004, none of which are expected to have a material impact on the Partnership’s financial position, operations or cash flows.

Note 2.	Organization
      The Partnership was formed on April 25, 1986 to invest in hotel properties by acquiring limited partnership interests in the Chicago Partnership and the St. Francis Limited Partnership (the “St. Francis Partnership”).
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
      The Chicago Partnership’s profits and losses, subject to certain contractual adjustments, are generally allocated 99% to the Partnership and 1% to minority interests. Partnership profits and losses are further allocated 99% to the limited partners and 1% to the General Partner, with the exception of depreciation expense, which is allocated 92.55% to the limited partners and 7.45% to the General Partner. Because of the allocation of depreciation expense, the General Partner’s share of profits and losses since inception is a net loss, resulting in a deficit balance in the General Partner capital account. The Partnership Agreement specifies that if a deficit balance exists after liquidation of both of the Chicago Partnership’s and the St. Francis Partnership’s assets, the General Partner would be obligated to contribute cash to the Partnership equal to the lesser of (i) the deficit balance in such capital account, or (ii) 1.01% of the capital contributions of the limited partners reduced by all capital contributions of the General Partner.
      Except for the following restrictions outlined in the mortgage loan restructuring agreement completed in June 1994 (hereinafter this agreement and any amendments to it are referred to as the “Restructuring Agreement”), Net Cash Flow of the Partnership, as defined in the Partnership Agreement, is distributed first to the limited partners until certain preferential distributions are achieved and then allocated to both the general partners and limited partners depending on factors related to the source of the Net Cash Flow and cash distributions as specified in the Partnership Agreement. The Restructuring Agreement permitted

WESTIN HOTELS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
distributions beginning in 1997 once the Hotel had achieved certain performance levels in the three years prior to 1997. Aggregate distributions of $3,645,000 were made to the limited partners in each of the years ended December 31, 2004, 2003 and 2002.

Note 3.	Sale of the Michigan Avenue
      In accordance with the Partnership Agreement, on January 26, 2005, upon receiving consent of a majority of the limited partners and the satisfaction of certain other closing conditions, the sale of the Michigan Avenue to JER Partners Acquisitions III, LLC (“JER Acquisitions”) was completed. The sale proceeds of $137 million were utilized to repay the mortgage loan, the Subordinated Note due to the General Partner, deferred incentive management fees related to the Michigan Avenue, and costs and expenses related to the sale. These payments and a capital expenditure credit totaled approximately $50 million. Approximately $87 million of proceeds remaining from the sale of the Michigan Avenue plus approximately $21 million in Partnership cash, or $800 per unit, was distributed to the limited partners in February 2005. As of March 1, 2005, an amount of approximately $12 million is being reserved in order to satisfy the Partnerships and the Chicago Partnership’s liabilities, including contingent liabilities and expenses.

Note 4.	Accrued Expenses
      Accrued expenses include the following at December 31 (In thousands):

	2004	2003

Salaries, wages and other related benefits	$897	$1,008
Property and other taxes	3,565	3,744
Other	1,285	1,002

Total	$5,747	$5,754

Note 5.	Long-Term Obligations
      Long-term obligations include the following at December 31 (In thousands):

	2004	2003

Mortgage loans bearing effective interest at 8.06%	$17,747	$19,386
Less current maturities	(1,584)	(1,415)

Total	$16,163	$17,971

Note payable to the General Partner, bearing interest at prime plus 1% (5.25% at December 31, 2004) (see Note 9)	$11,555	$10,950

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
      Through November 30, 1999, the restructured loan required the payment of interest only each quarter in arrears. From December 1, 1999 to November 30, 2006, the loan required combined payments of principal and interest each quarter in arrears, in such amount necessary to repay the principal balance of the note

WESTIN HOTELS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(together with interest at the fixed interest rate) on the basis of a 25-year amortization schedule. On March 1, 2003, the Partnership prepaid $5,000,000 on this mortgage loan, and an additional $5,000,000 on December 17, 2003. On January 26, 2005, in connection with the sale of the Michigan Avenue, the entire balance was paid off.
      As required by the Restructuring Agreement, deposits to the Furniture, Fixtures and Equipment Reserve Accounts (the “FF&E Reserve Accounts”) for 2004 and 2003 totaled $2,270,000 and $2,229,000, respectively. FF&E Reserve Accounts are included in other assets in the accompanying balance sheets. Interest earned on the FF&E Reserve Accounts was $25,000, $15,000 and $43,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      As required by the Restructuring Agreement, $3,463,000 and $3,488,000 was deposited to tax escrow accounts in 2004 and 2003, respectively. These accounts are used to pay real and personal property taxes as they become due. The tax escrow accounts are included in cash and cash equivalents in the accompanying consolidated balance sheets.
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
      The Chicago Partnership participates in a 401(k) plan (the “Plan”) sponsored by Starwood, an affiliate of the General Partner. The Plan allows for voluntary contributions by employees that meet certain age and service requirements. Each participant may contribute on a pretax basis between 1% and 18% of his or her compensation to the Plan. The Plan also contains additional provisions for matching and/or profit sharing contributions, both of which are based on a portion of a participant’s eligible compensation. The amount of expense for matching contributions totaled $77,000 in 2004, $68,000 in 2003, and $64,000 in 2002.

Note 7.	Operating Leases
      The Chicago Partnership rented various property and equipment under operating leases.
      Rental expense for operating leases, including short-term leases, was $52,000, $63,000 and $89,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      The Chicago Partnership also rented restaurant, gift shop and retail space to third-party vendors under operating leases. Minimum annual rental income under the operating leases in effect at December 31, 2004 are as follows:

2005	$1,668,000
2006	$899,000
2007	$900,000
2008	$900,000
2009	$874,000
Thereafter	$542,000
      Rental income from operating leases, including contingent rental income, was $2,018,000, $2,007,000, and $1,923,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The operating leases were assigned to JER Acquisitions in connection with the sale of the Michigan Avenue.

WESTIN HOTELS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Commitments and Contingencies
      Because of the nature of the hotel business, the Chicago Partnership was subject to various claims and legal actions incidental to the ordinary course of its operations, including such matters as contract and lease disputes and complaints alleging personal injury, property damage and employment discrimination. The General Partner believes that the outcome of any such pending claims, individually or in the aggregate, will not have a material adverse effect upon the business, financial condition or results of operations of the Partnership.
      On October 14, 2004, the General Partner filed a demand for arbitration with the American Arbitration Association of Seattle, Washington (the “AAA”) (the method and location for resolving disputes provided for in the Partnership Agreement) seeking that the AAA resolve all disputes and claims regarding the propriety of Kalmia Investors LLC’s (“Kalmia”) request to inspect and copy confidential information of the Partnership and various third parties, the adequacy and sufficiency of the General Partner’s response thereto, and the General Partner’s compliance with its obligations related to Kalmia’s request and that response. In addition, the General Partner has sought that the AAA resolve all disputes, controversies and claims relating to the performance by the General Partner of its duties to Kalmia with respect to: (a) the marketing for sale, refinancing or sale of the Michigan Avenue and the Westin St. Francis Hotel and (b) the operation and management of the Michigan Avenue and the Westin St. Francis Hotel. On October 29, 2004, Westin Realty, joined by the Partnership, filed a Supplemental Demand for Arbitration. On February 9, 2005, the General Partner and the Partnership (collectively, “Claimants”) served an Amended Statement of Claims.
      On February 18, 2005, Kalmia served its Answer and Affirmative Defenses to the Amended Statement of Claims and, on December 10, 2004, Kalmia submitted certain counterclaims under protest to the arbitration, including claims of breach of fiduciary duty, breach of contract, fraud, negligent misrepresentation and conversion. On February 9, 2005, Kalmia served its Amended Counterclaims and Claims against Third-Party Respondents Starwood Hotels & Resorts Worldwide, Inc. 909 North Michigan Avenue Corporation, Westin Chicago Limited Partnership, The Westin St. Francis Limited Partnership, and The St. Francis Hotel Corporation. Kalmia asserts claims for: (1) breach of fiduciary duty, (2) breach of contract, (3) fraud, misrepresentation, and fraudulent concealment, (4) negligent misrepresentation, and (5) conversion. On February 18, 2005, the General Partner, the Partnership and Third-Party Respondents served an Answer and Affirmative Defenses to Kalmia’s Counterclaims and Claims against Third-Party Respondents. The General Partner and the Partnership deny Kalmia’s allegations of breach of contractual or other duties and intend to vigorously defend themselves in the arbitration.
      The arbitration hearing is scheduled to begin on September 19, 2005. Pursuant to the Partnership Agreement and upon the advice of counsel, the expenses incurred in connection with the arbitration are being paid out of the assets of the Partnership.

Note 9.	Related Party Transactions
      In accordance with the Partnership Agreement, the Partnership reimburses the General Partner for expenses in connection with management and administration of the Partnership. These reimbursements totaled approximately $1,150,000, $1,200,000 and $467,000 in the years ended December 31, 2004, 2003 and 2002, respectively.
      The General Partner’s officers and directors and the officers and directors of the Chicago Partnership are full-time senior or executive-level employees of Starwood. In addition, the Michigan Avenue is managed by 909 Corp., a wholly owned subsidiary of Starwood. All the activities of the General Partner and 909 Corp. are carried out by Starwood employees, since neither the General Partner nor 909 Corp. have any employees of its own.

WESTIN HOTELS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Although they are not members of the Board of Directors of the General Partner, the Chief Financial Officer, the General Counsel and the President of the Real Estate Group of Starwood each hold positions with the General Partner and 909 Corp. The former Chief Financial Officer of Starwood was a member of the Board of Directors of the General Partner until October 19, 2001.
      Each director and the President of the General Partner is a full-time, senior or executive-level employee of Starwood. Each has received salary and bonuses from Starwood in amounts commensurate with his level of skill and experience and comparable to similarly situated employees in the industry. Each has received grants of options and restricted stock of Starwood in each of the past two years and is also eligible to participate in Starwood’s benefit plans. Moreover, neither the Partnership nor the Chicago Partnership is responsible for the payment of any executive compensation to the officers and directors of the general partners.
      The Michigan Avenue is operated as part of the Westin international system of hotels pursuant to a management agreement (as amended from time to time, the “Management Agreement”) initially entered into on August 21, 1986 among the General Partner, the Partnership, 909 Corp., the Chicago Partnership, as the owner of the Michigan Avenue, and the Westin Hotel Company, as hotel manager. When Starwood acquired the Westin Hotel Company in 1998, the Westin Hotel Company was merged into one of Starwood’s affiliates and the Westin Hotel Company assigned the Management Agreement to 909 Corp. The Management Agreement does not terminate until 2026 without the consent of all parties, absent a breach or a default by a party or the occurrence of certain extraordinary events specified in the agreement, which generally relate to the bankruptcy or insolvency of the Partnership or 909 Corp.
      Contemporaneously with the execution of the definitive agreement to sell the Michigan Avenue to JER Acquisitions, JER/ WMA, LLC, a Delaware limited liability company (“JER Owner”), and 909 Corp., as manager of the Michigan Avenue, entered into the Fourth Amendment (the “Amendment”) to the Management Agreement of the Michigan Avenue on October 18, 2004, whereby 909 Corp. will continue to manage the Michigan Avenue under the Management Agreement.
      Prior to the Amendment, the Management Agreement provided that a base management fee equal to 3.5% of annual gross revenues of the Michigan Avenue would be payable by the Chicago Partnership to the hotel manager out of cash flow from the operations of the Michigan Avenue. The fee was payable prior to the distribution of cash to the partners of the Chicago Partnership, including the Partnership as the sole limited partner of the Chicago Partnership. Base management fees earned by 909 Corp. were approximately $1,628,000 in the year ended December 31, 2004, and $1,581,000 and $1,426,000 in the years ended December 31, 2003 and December 31, 2002, respectively. As amended, the Management Agreement now provides that JER Owner will pay 909 Corp. a base management fee equal to 3.5% of annual gross revenues of the Michigan Avenue paid monthly based on the monthly gross revenue of the Michigan Avenue. This fee is payable prior to the distribution of cash to JER Owner.
      Also prior to the Amendment, the Management Agreement provided for an incentive management fee, which was equal to 20% of the net operating cash flow (as defined in the Management Agreement) of the Partnership. Payment of the incentive management fee in any year depended on the amount of distributable net cash flow of the Partnership and was subordinated to the payment to the limited partners of a preferred distribution of cash flow. Unpaid incentive management fees were deferred and did not accrue interest. Incentive management fees totaled approximately $2,827,000 in the year ended December 31, 2004, and $3,135,000 and $2,700,000 in the years ended December 31, 2003 and December 31, 2002, respectively. As

WESTIN HOTELS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amended, the Management Agreement now provides that JER Owner will pay 909 Corp. an incentive management fee equal to 20% of the net operating cash flow (as defined in the Amendment) of the Michigan Avenue.
      Prior to the Amendment, incentive management fee payments were subordinate to the unitholders’ receipt of certain preferential returns. The 2004 incentive management fees and all previous years’ deferred incentive management fees were paid in the first quarter of 2005 in conjunction with the sale of the Michigan Avenue. Deferred incentive management fees were paid from the proceeds of the sale of the Michigan Avenue to JER Acquisitions.
      The Chicago Partnership paid marketing fees to Starwood and its affiliates totaling approximately $734,000 in the year ended December 31, 2004, and $677,000 and $611,000 in the years ended December 31, 2003 and December 31, 2002, respectively. Additionally, the Partnership paid Starwood affiliates approximately $2,205,000, $2,045,000 and $1,856,000 in 2004, 2003 and 2002, respectively, for services provided by Starwood affiliates primarily in connection with systems support, reservations, advertising, property and workers’ compensation insurance which payments include premiums paid to Westel Insurance Company, a wholly owned subsidiary of Starwood.
      In 1994, the General Partner made a loan to the Partnership for the purpose of making capital improvements to the Michigan Avenue through a capital contribution to the Chicago Partnership, which were the direct owners of the Michigan Avenue. This loan was subordinate to the Partnership’s mortgage loan. This loan included $5 million in principal to fund capital improvements to the Michigan Avenue. Interest has accrued at the annual rate equal to the prime rate quoted by Bank of America plus 1%. The principal and accrued interest were paid in full to the General Partner upon the closing of the sale of the Michigan Avenue to JER Acquisitions from the net proceeds of the sale in accordance with the Partnership Agreement, which was $11,606,000.
      Pursuant to the Partnership Agreement, the General Partner is generally allocated 1% of the Partnership’s taxable income and loss. In addition, 909 Corp., an affiliate of the General Partner, is generally allocated 1% of the Chicago Partnership’s taxable income and loss.
      The General Partner was reimbursed for third-party general and administrative expenses incurred on the Partnership’s behalf totaling approximately $1,150,000, $1,200,000, and $467,000 in the years ended December 31, 2004, 2003 and 2002, respectively, primarily for investor relations expenses and costs incurred in connection with various tender offers and legal fees.
      In June 2000, the Michigan Avenue transferred the operations of its restaurant, The Grill on the Alley, to Grill Concepts of California (“Grill Concepts”). Starwood made an equity investment in Grill Concepts in the third quarter of 2001 and currently owns 12% of the outstanding common stock of Grill Concepts and has rights to acquire additional shares of Grill Concepts pursuant to a subscription agreement. An employee of Starwood also serves on the Board of Directors of Grill Concepts. Grill Concepts operates The Grill on the Alley pursuant to a ten-year operating lease which expires in 2008. Rental revenues to the Partnership from Grill Concepts under the operating lease for the restaurant were $271,000 in the year ended December 31, 2004, and $289,000 and $238,000 in the years ended December 31, 2003 and December 31, 2002, respectively.
      In the fourth quarter of 2003, Starwood and WHLP Acquisition LLC (“WHLP Acquisition”) commenced a tender offer to acquire all of the outstanding Units. The purchase price ultimately offered by Starwood and WHLP Acquisition in the tender offer was $735 per Unit. On February 23, 2004, Starwood and WHLP Acquisition announced that their tender offer had expired on February 20, 2004. As of December 31, 2004, 33,838 Units were transferred to WHLP Acquisition pursuant to the tender offer. Contemporaneously with the execution of the Purchase Agreement on October 18, 2004, Starwood and WHLP Acquisition entered into a Voting Agreement with JER Acquisitions whereby Starwood and WHLP Acquisition agreed to grant their consent to the sale of the Michigan Avenue to JER Acquisitions.

WESTIN HOTELS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Summarized Quarterly Financial Data (Unaudited)
      Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth	Total

	(In thousands, except per Unit amounts)
2004
Operating revenues	$7,136	$13,554	$13,108	$12,695	$46,493
Operating profit (loss)	$(1,779)	$3,001	$2,905	$413	$4,540
Net income (loss)	$(2,234)	$2,537	$2,448	$208	$2,959
Net income (loss) per Unit	$(16.47)	$18.70	$18.06	$1.53	$21.82
2003
Operating revenues	$8,192	$12,546	$12,821	$11,603	$45,162
Operating profit (loss)	$(1,328)	$2,194	$2,300	$954	$4,120
Net income (loss)	$(1,998)	$1,608	$1,691	$651	$1,952
Net income (loss) per Unit	$(14.73)	$11.86	$12.46	$4.81	$14.40

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      Not applicable.

Item 9A.	Controls and Procedures.
      The General Partner’s management conducted an evaluation, under the supervision and with the participation of the Partnership’s Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Principal Executive Officer and Principal Accounting Officer concluded that the Partnership’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Partnership’s SEC reports. There have been no changes in the Partnership’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information.
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      The Partnership and the Chicago Partnership have no directors or officers. Business policy-making functions of the Partnership and the Chicago Partnership are carried out through the directors and officers of their respective general partners.
      Westin Realty’s directors and executive officers and their current positions are as follows:

Name	Age	Title

Theodore W. Darnall	47	President, Assistant Secretary and Principal Executive Officer
Alan M. Schnaid	38	Vice President, Principal Accounting Officer and Director
Tom Smith	52	Director
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

      The following persons are directors and/or officers of 909 Corp. as indicated:

Name	Age	Title

Theodore W. Darnall	47	President, Assistant Secretary and Principal Executive Officer
Alan M. Schnaid	38	Vice President, Principal Accounting Officer and Director
Tom Smith	52	Director
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
      As noted in Item 10 above, neither the Partnership nor the Chicago Partnership has any directors, officers or other employees. However, under the respective limited partnership agreements for the Partnership and the Chicago Partnership, Westin Realty, as General Partner of the Partnership, is responsible for the administration and management of the Partnership and 909 Corp., as general partner of the Chicago Partnership, is responsible for the administration and management of the Chicago Partnership. The general partners, however, receive no fees for providing these services to the Partnership and the Chicago Partnership. Moreover, neither the Partnership nor the Chicago Partnership is responsible for the payment of any executive compensation to the officers of the general partners.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholders Matters.
      The following tables show the number of Units “beneficially owned” by all persons known to the Partnership to be the beneficial owners of more than 5% of the outstanding Units at December 31, 2004. The information in the tables is based upon information provided by each of the Schedules 13D filed with the SEC by each of the beneficial owners of more than 5% of the outstanding Units.

	Amount of
	Beneficial	Percent
Name and Address of Beneficial Owner	Ownership	of Class

5% Unitholders
Kalmia Investors, LLC, Smithtown Bay, LLC, Merced Partners Limited Partnership, Global Capital Management, Inc., Michael J. Frey and John D. Brandenborg(1)	38,505	28.4%
601 Carlson Parkway, Suite 200 Minnetonka, MN 55304
WHLP Acquisition LLC and Starwood Hotels & Resorts Worldwide, Inc.(2)	33,838	24.95%
1111 Westchester Avenue White Plains, NY 10604

(1)	Based on information contained in a Form 4, dated June 1, 2004, filed with respect to the Partnership.

(2)	Based on information contained in a Schedule 13D/ A, dated October 18, 2004, filed with respect to the Partnership.

Item 13.	Certain Relationships and Related Transactions.
      Theodore W. Darnall, Alan M. Schnaid and Tom Smith serve as officers and/or directors of Westin Realty and as principal officers of Starwood. The Partnership has engaged various subsidiaries of Starwood to provide services to the Hotels. See Note 9 of the Notes to Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data.”

Item 14.	Principal Accountant Fees and Services.
Summary of Auditor’s Fees for 2004 and 2003
      Audit Fees. Ernst & Young LLP’s fees for the Partnership’s annual audit were $75,000 in 2004 and $68,000 in 2003.
      Audit-Related Fees. Ernst & Young LLP did not have any audit-related fees in 2004 or 2003.
      Tax Fees. Ernst & Young LLP did not have any fees related to tax compliance, tax advice, and tax planning services for the Partnership in 2004 or in 2003.
      All Other Fees. Ernst & Young LLP had $6,000 in other fees in 2004.
Pre-Approval Policies and Procedures
      The Board of Directors of the General Partner, acting as the Partnership’s audit committee as specified in section 3(a)(58)(B) of the Exchange Act, has adopted a policy requiring pre-approval by the committee of all services (audit and non-audit) to be provided to the Partnership by its independent auditors. In accordance with that policy, the Board of Directors has given its approval for the provision of audit services by Ernst & Young LLP for fiscal 2005. All other services must be specifically pre-approved by the full Board of Directors of the General Partner or by a designated member of the Board of Directors of the General Partner who has been delegated the authority to pre-approve the provision of services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) 1.     Financial Statements.
      The following documents are filed as part of this report:
(a) 2.     Financial Statement Schedules.
      Financial statement schedules are omitted for the reason that they are not required, are insignificant or because the required information is shown in the consolidated financial statements or notes thereto.
(a) 3.     Exhibits.

2.	Plan of acquisition, reorganization, arrangement, liquidation or succession.
	2.1	Purchase and Sale Agreement, dated as of October 18, 2004, between The Westin Chicago Limited Partnership and JER Acquisitions III, LLC.(1)
4.	Instruments defining the rights of security holders.
	4.1	Amended and Restated Agreement of Limited Partnership of Westin Hotels Limited Partnership.(2)
	4.2	Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership.(2)
	4.3	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership. (4)
	4.4	Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(2)
	4.5	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(4)
10.	Material contracts.
	10.1	Restructuring Agreement dated as of June 2, 1994.(4)
	10.2	Second Restructuring Agreement dated as of May 27, 1997. (5)
	10.3	Amended and Restated Management Agreement between The Westin Chicago Limited Partnership and Westin Hotel Company, for property management services.(3)
	10.4	First Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(4)
	10.6	Assignment and Assumption of Agreements between Westin Hotel Company and 909 North Michigan Avenue Corporation.(7)
	10.7	Contribution Agreement between 909 North Michigan Avenue Corporation and The Westin Chicago Limited Partnership, for contribution of Hotel assets and the transfer of limited partnership interests.(3)
	10.8	First Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated as of June 2, 1994.(4)

10.9	Second Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing (With Assignment of Rents and Leases) dated as of May 27, 1997.(6)
10.10	Promissory Note of 909 North Michigan Avenue Corporation dated August 21, 1986 to Teacher Retirement System of Texas.(2)
10.11	First Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of June 2, 1994.(4)
10.12	Second Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of May 27, 1997.(6)
10.13	Mortgage and Security Agreement dated August 21, 1986 for The Westin Hotel, Chicago.(2)
10.14	First Amendment to Mortgage and Security Agreement dated as of June 2, 1994.(4)
10.15	Second Amendment to Mortgage and Security Agreement dated as of May 27, 1997.(6)
10.16	Chicago FF&E Escrow Agreement dated as of June 2, 1994. (4)
10.17	Promissory Note dated June 2, 1994 in favor of Westin Realty Corp. by Westin Hotels Limited Partnership.(4)
10.18	Loan Agreement dated as of June 2, 1994 between Westin Hotels Limited Partnership and Westin Realty Corp.(4)
10.19	Second Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(8)
10.20	Third Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(10)
10.21	Purchase and Sale Agreement, dated January 18, 2000, between The Westin St. Francis Limited Partnership and BRE/ St. Francis L.L.C.(9)
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 — Principal Executive Officer.(11)
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 — Principal Accounting Officer.(11)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer.(11)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Accounting Officer.(11)

(1)	Incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K dated October 18, 2004.

(2)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.3, 10.4, 10.5 and 10.6, respectively, to the Partnership’s 1986 Annual Report on Form 10-K.

(3)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Partnership’s Registration Statement on Form S-11 (No. 33-3918).

(4)	Incorporated by reference to Exhibits 4.3, 4.5, 10.1, 10.3, 10.6, 10.8, 10.10, 10.12, 10.13, 10.14, 10.15 and 10.16, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.

(5)	Incorporated by reference to Exhibit 10 to the Partnership’s Current Report on Form 8-K dated May 27, 1997.

(6)	Incorporated by reference to Exhibits 10.8, 10.11, 10.14 and 10.17, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

(7)	Incorporated by reference to Exhibits 10.5 and 10.6, respectively, to the Partnership’s 1997 Annual Report on Form 10-K.

(8)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(9)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated January 18, 2000.

(10)	Incorporated by reference to Exhibit 10.26 to the Partnership’s 2001 Annual Report on Form 10-K.

(11)	Filed herewith.

(b) Reports on Form 8-K
      During the fourth quarter of 2004, the Partnership filed the following Current Report on Form 8-K:

•	October 19, 2004 reporting under Items 1.01, 7.01 and 9.01 the sale of the Westin Michigan Avenue Hotel.

•	December 8, 2004 reporting under Items 7.01 and 9.01 the receipt of the consent of a majority of unitholders to the sale of the Westin Michigan Avenue Hotel.
(c) See Item 15(a)(3) of this report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2005.

WESTIN HOTELS LIMITED PARTNERSHIP
(a Delaware limited partnership)

By:	WESTIN REALTY CORP.,

Its sole General Partner

By:	/s/ Theodore W. Darnall

Theodore W. Darnall
President, Principal Executive Officer

By:	/s/ Alan M. Schnaid

Alan M. Schnaid
Vice President

SIGNATURES (cont.)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Theodore W. Darnall Theodore W. Darnall	President, Assistant Secretary and Principal Executive Officer of Westin Realty Corp. (Principal Executive Officer of Registrant)	March 29, 2005

/s/ Alan M. Schnaid Alan M. Schnaid	Vice President, Principal Accounting Officer and Director of Westin Realty Corp. (Principal Accounting Officer of Registrant)	March 29, 2005

/s/ Tom Smith Tom Smith	Director of Westin Realty Corp.	March 29, 2005

INDEX TO EXHIBITS

Plan of acquisition, reorganization, arrangement,
2.	liquida	tion or succession.
	2.1	Purchase and Sale Agreement, dated as of October 18, 2004, between The Westin Chicago Limited Partnership and JER Acquisitions III, LLC.(1)
4.	Instruments defining the rights of security holders.
	4.1	Amended and Restated Agreement of Limited Partnership of Westin Hotels Limited Partnership.(2)
	4.2	Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership.(2)
	4.3	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership. (4)
	4.4	Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(2)
	4.5	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(4)
10.	Material contracts.
	10.1	Restructuring Agreement dated as of June 2, 1994.(4)
	10.2	Second Restructuring Agreement dated as of May 27, 1997. (5)
	10.3	Amended and Restated Management Agreement between The Westin Chicago Limited Partnership and Westin Hotel Company, for property management services.(3)
	10.4	First Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(4)
	10.6	Assignment and Assumption of Agreements between Westin Hotel Company and 909 North Michigan Avenue Corporation.(7)
	10.7	Contribution Agreement between 909 North Michigan Avenue Corporation and The Westin Chicago Limited Partnership, for contribution of Hotel assets and the transfer of limited partnership interests.(3)
	10.8	First Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing dated as of June 2, 1994.(4)
	10.9	Second Amendment to Deed of Trust, Financing Statement, Security Agreement and Fixture Filing (With Assignment of Rents and Leases) dated as of May 27, 1997.(6)
	10.10	Promissory Note of 909 North Michigan Avenue Corporation dated August 21, 1986 to Teacher Retirement System of Texas.(2)
	10.11	First Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of June 2, 1994.(4)
	10.12	Second Amendment to Promissory Note of 909 North Michigan Avenue Corporation dated as of May 27, 1997.(6)
	10.13	Mortgage and Security Agreement dated August 21, 1986 for The Westin Hotel, Chicago.(2)
	10.14	First Amendment to Mortgage and Security Agreement dated as of June 2, 1994.(4)
	10.15	Second Amendment to Mortgage and Security Agreement dated as of May 27, 1997.(6)
	10.16	Chicago FF&E Escrow Agreement dated as of June 2, 1994. (4)
	10.17	Promissory Note dated June 2, 1994 in favor of Westin Realty Corp. by Westin Hotels Limited Partnership.(4)
	10.18	Loan Agreement dated as of June 2, 1994 between Westin Hotels Limited Partnership and Westin Realty Corp.(4)
	10.19	Second Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(8)

10.20	Third Amendment to Amended and Restated Management Agreement of The Westin Chicago Limited Partnership.(10)
10.21	Purchase and Sale Agreement, dated January 18, 2000, between The Westin St. Francis Limited Partnership and BRE/ St. Francis L.L.C.(9)
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 — Principal Executive Officer.(11)
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 — Principal Accounting Officer.(11)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer.(11)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Accounting Officer.(11)

(1)	Incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K dated October 18, 2004.

(2)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 10.3, 10.4, 10.5 and 10.6, respectively, to the Partnership’s 1986 Annual Report on Form 10-K.

(3)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Partnership’s Registration Statement on Form S-11 (No. 33-3918).

(4)	Incorporated by reference to Exhibits 4.3, 4.5, 10.1, 10.3, 10.6, 10.8, 10.10, 10.12, 10.13, 10.14, 10.15 and 10.16, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.

(5)	Incorporated by reference to Exhibit 10 to the Partnership’s Current Report on Form 8-K dated May 27, 1997.

(6)	Incorporated by reference to Exhibits 10.8, 10.11, 10.14 and 10.17, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

(7)	Incorporated by reference to Exhibits 10.5 and 10.6, respectively, to the Partnership’s 1997 Annual Report on Form 10-K.

(8)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(9)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated January 18, 2000.

(10)	Incorporated by reference to Exhibit 10.26 to the Partnership’s 2001 Annual Report on Form 10-K.

(11)	Filed herewith.