Form 10-Q
period 2005-03-31
WESTIN HOTELS LTD PARTNERSHIP
filed 2005-05-16
CIK 790549

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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
135,600 limited partnership Units issued and outstanding as of May 12, 2005.

PART I.     FINANCIAL INFORMATION
WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	March 31,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $0 and $2,666	$19,287	$37,795
Accounts receivable, net of allowance for doubtful accounts of $23 and $23	195	2,773
Inventories	—	221
Prepaid expenses and other current assets	—	934

Total current assets	19,482	41,723

Property and equipment, at cost:
Buildings and improvements	—	56,559
Furniture, fixtures and equipment	—	65,103

	—	121,662
Less accumulated depreciation	—	80,655

	—	41,007
Land	—	8,835

Land, property and equipment, net	—	49,842

Other assets, including restricted cash of $0 and $3,916	—	4,198

	$19,482	$95,763

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable:
Trade and other	$198	$662
General Partner and affiliates	—	3,253

Total accounts payable	198	3,915
Current maturities of long-term obligations	—	1,584
Accrued expenses	4,534	5,747
Other current liabilities	—	417

Total current liabilities	4,732	11,663
Long-term obligations	—	16,163
Long-term obligation to General Partner	—	11,555
Deferred incentive management fees payable to General Partner	—	12,791

Total liabilities	4,732	52,172

Minority interests	5,494	4,681

Commitments and contingencies Partners’ capital (deficit):
General Partner	(380)	(1,168)
Limited Partners (135,600 Units issued and outstanding)	9,636	40,078

Total Partners’ capital	9,256	38,910

	$19,482	$95,763

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except Unit and per Unit data)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Operating revenues:
Rooms	$1,122	$4,981
Food and beverage	200	1,332
Other operating departments	334	823

Total operating revenues	1,656	7,136

Operating expenses:
Rooms	573	1,604
Food and beverage	401	1,274
Other operating departments	41	151
Administrative and general	1,935	1,107
Related party management fees	270	822
Advertising and business promotion	137	608
Property maintenance and energy	315	708
Local taxes, insurance and rent	271	1,042
Depreciation	—	1,599

Total operating expenses	3,943	8,915

Operating loss	(2,287)	(1,779)

Other income (expense):
Interest income (expense), net of interest income of $323 and $69	272	(464)
Gain on sale of the Michigan Avenue	81,654	—

Income (loss) before minority interests	79,639	(2,243)
Minority interests in net (income) loss	(813)	9

Net income (loss)	$78,826	$(2,234)

Net income (loss) per Unit (135,600 Units issued and outstanding)	$581.31	$(16.47)

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)
(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 2004	$(1,168)	$40,078	$38,910
Cash distributions to Limited Partners	—	(108,480)	(108,480)
Net income	788	78,038	78,826

Balance at March 31, 2005	$(380)	$9,636	$9,256

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Operating Activities
Net income (loss)	$78,826	$(2,234)
Gain on sale of the Michigan Avenue	(81,654)	—
Other adjustments to net income	1,075	1,729
Changes in working capital:
Accounts receivable	1,623	901
Inventories	15	—
Prepaid expenses and other current assets	175	77
Trade and other accounts payable	(347)	(92)
Deferred incentive management fees to General Partner and affiliates	(12,614)	510
Accrued expenses and other current liabilities	307	(703)

Net cash provided by (used in) operating activities	(12,594)	188

Investing Activities
Additions to property and equipment	(545)	(42)
Proceeds from the sale of the Michigan Avenue, net	128,452	—
Decrease (increase) in restricted cash	3,908	(585)
Decrease in other assets	2	8

Net cash provided by (used in) investing activities	131,817	(619)

Financing Activities
Cash distributions	(108,480)	(911)
Repayment of long-term obligations	(29,251)	(347)

Net cash used in financing activities	(137,731)	(1,258)

Net decrease in cash and cash equivalents	(18,508)	(1,689)
Cash and cash equivalents — beginning of period	37,795	33,358

Cash and cash equivalents — end of period	$19,287	$31,669

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$6,606	$427

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
      The accompanying consolidated financial statements include the accounts of Westin Hotels Limited Partnership, a Delaware limited partnership (the “Partnership”), and its subsidiary limited partnership, The Westin Chicago Limited Partnership (the “Chicago Partnership”). Until January 26, 2005, the Chicago Partnership owned and operated The Westin Michigan Avenue, Chicago (formerly The Westin Hotel, Chicago) in downtown Chicago, Illinois (the “Michigan Avenue” or the “Hotel”). All significant intercompany transactions and accounts have been eliminated. Since the Hotel, which was the Partnership’s only operating asset, was sold on January 26, 2005, the operations were not presented as discontinued operations.
      The consolidated financial statements and related information for the periods ended March 31, 2005 and 2004 are unaudited. In the opinion of Westin Realty Corp., the general partner of the Partnership (“General Partner” or “Westin Realty”), all adjustments necessary for a fair statement of the results of these interim periods have been included.

Note 2.	Significant Accounting Policies
      Recently Issued Accounting Standards. There were various accounting standards and interpretations issued during 2004 and 2005 none of which are expected to have a material impact on the Partnership’s consolidated financial position, operations or cash flows.

Note 3.	Sale of the Michigan Avenue
      In accordance with the Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”), on January 26, 2005, upon receiving consent of a majority of the limited partners and the satisfaction of certain other closing conditions, the sale of the Michigan Avenue to JER Partners Acquisitions III, LLC (“JER Acquisitions”) was completed. The sale proceeds of $137 million were utilized to repay the mortgage loan, the subordinated note due to the General Partner, deferred incentive management fees related to the Michigan Avenue, and costs and expenses related to the sale. These payments and a capital expenditure credit totaled approximately $50 million. Approximately $87 million of proceeds remaining from the sale of the Michigan Avenue plus approximately $21 million in Partnership cash on hand, or $800 per unit, was distributed to the limited partners in February 2005. The remaining cash of the Partnership is being retained in order to satisfy the Partnership’s and the Chicago Partnership’s other liabilities, including contingent liabilities and expenses.

Note 4.	Commitments and Contingencies
      Litigation. On October 14, 2004, the General Partner filed a demand for arbitration with the American Arbitration Association of Seattle, Washington (the “AAA”) (the method and location for resolving disputes provided for in the Partnership Agreement) seeking that the AAA resolve all disputes and claims regarding the propriety of Kalmia Investors LLC’s (“Kalmia”) request to inspect and copy confidential information of the Partnership and various third parties, the adequacy and sufficiency of the General Partner’s response thereto, and the General Partner’s compliance with its obligations related to Kalmia’s request and that response. In addition, the General Partner has sought that the AAA resolve all disputes, controversies and claims relating to the performance by the General Partner of its duties to Kalmia with respect to: (a) the marketing for sale, refinancing or sale of the Michigan Avenue and the Westin St. Francis Hotel and (b) the operation and management of the Michigan Avenue and the Westin St. Francis Hotel. On October 29, 2004, Westin Realty, joined by the Partnership, filed a Supplemental Demand for Arbitration. On February 9, 2005, the General Partner and the Partnership (collectively, “Claimants”) served an Amended Statement of Claims.

      On February 18, 2005, Kalmia served its Answer and Affirmative Defenses to the Amended Statement of Claims and, on December 10, 2004, Kalmia submitted certain counterclaims under protest to the arbitration, including claims of breach of fiduciary duty, breach of contract, fraud, negligent misrepresentation and conversion. On February 9, 2005, Kalmia served its Amended Counterclaims and Claims against Third-Party Respondents Starwood Hotels & Resorts Worldwide, Inc., 909 North Michigan Avenue Corporation, the general partner of the Chicago Partnership, the Chicago Partnership, the Partnership, The Westin St. Francis Limited Partnership, and The St. Francis Hotel Corporation. Kalmia asserts claims for: (1) breach of fiduciary duty, (2) breach of contract, (3) fraud, misrepresentation, and fraudulent concealment, (4) negligent misrepresentation, and (5) conversion. On February 18, 2005, the General Partner, the Partnership and Third-Party Respondents served an Answer and Affirmative Defenses to Kalmia’s Counterclaims and Claims against Third-Party Respondents. The General Partner and the Partnership deny Kalmia’s allegations of breach of contractual or other duties and intend to vigorously defend themselves in the arbitration.
      The arbitration hearing is scheduled to begin on September 19, 2005. Pursuant to the Partnership Agreement and upon the advice of counsel, the expenses incurred in connection with the arbitration are being paid out of the assets of the Partnership.

Note 5.	Further Information
      Reference is made to “Notes to Consolidated Financial Statements” contained in the Partnership’s Form 10-K filed for the year ended December 31, 2004 for information regarding significant accounting policies, Partnership organization, accrued expenses, long-term obligations, the employee benefit plan, operating leases, commitments and contingencies and related party transactions. The consolidated financial statements should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
      This report includes “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those disclosed as risks in other reports filed by us with the SEC, including those described in Part I of our most recently filed Annual Report on Form 10-K. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.
General
      Sale of the Michigan Avenue. The Partnership Agreement obligated the General Partner to review opportunities to sell the Michigan Avenue or to refinance indebtedness secured by the Michigan Avenue, beginning in 1994, and to use best efforts to complete a sale or refinancing transaction by the end of 2001.
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
      On February 25, 2005, an initial distribution of $800 per Unit was made to the limited partners. As of May 1, 2005, an amount of approximately $12 million is being retained in order to satisfy the Partnership’s and the Chicago Partnership’s liabilities, including contingent liabilities and expenses.
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

Results of Operations
      Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those relating to revenue recognition and costs and expenses during the reporting period.
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
      As discussed above, the Michigan Avenue, the Partnership’s only operating asset, was sold on January 26, 2005. A discussion regarding the Partnership’s results of operations for the first quarter of 2005 as compared to the first quarter of 2004 has been omitted because the discussion and comparisons would not be meaningful.
Liquidity and Capital Resources
      On January 26, 2005, the Michigan Avenue was sold to JER Acquisitions for cash of approximately $137 million. The cash received at closing was reduced by a credit to JER Acquisitions of $6,836,000 that related to the capital expenditure revenues and other adjustments provided by the purchase agreement relating to the transaction. In connection with the sale of the Hotel, a payment of $17,645,000 was made to the Teacher Retirement System of Texas to pay off the mortgage loan and payments of $11,606,000 and $12,438,000 were made to affiliates of Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) in connection with the repayment of the subordinated loan to the General Partner and deferred incentive management fees, respectively. The Partnership no longer has any third party indebtedness. On February 25, 2005, an aggregate distribution of $108,480,000, or $800 per Unit, was made to limited partners of the Partnership.
      As of March 31, 2005, we had cash and cash equivalents of approximately $19,287,000. This cash balance includes approximately $5 million of liabilities that were satisfied by the Partnership in April and May 2005, plus an additional $2 million which has been retained to satisfy ongoing operating costs that the Partnership expects to incur until the partnerships are liquidated The Partnership has retained an additional $12 million to satisfy the Partnership’s and the Chicago Partnership’s liabilities, including contingent liabilities and expenses.
      See “General” above for information regarding the sale of the Hotel.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk.
      There were no material changes to the information provided in Item 7A in our Annual Report on Form 10-K regarding the Partnership’s market risk.

Item 4.	Controls and Procedures.
      We conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based on this evaluation, the Principal Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our SEC reports. There have been no significant changes in our internal controls over financial reporting that have occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
      On February 18, 2005, Kalmia served its Answer and Affirmative Defenses to the Amended Statement of Claims and on December 10, 2004, Kalmia submitted certain counterclaims under protest to the arbitration, including claims of breach of fiduciary duty, breach of contract, fraud, negligent misrepresentation and conversion. On February 9, 2005, Kalmia served its Amended Counterclaims and Claims against Third-Party Respondents Starwood Hotels & Resorts Worldwide, Inc., 909 North Michigan Avenue Corporation, the general partner of the Chicago Partnership, the Chicago Partnership, the Partnership, The Westin St. Francis Limited Partnership, and The St. Francis Hotel Corporation. Kalmia asserts claims for: (1) breach of fiduciary duty, (2) breach of contract, (3) fraud, misrepresentation, and fraudulent concealment, (4) negligent misrepresentation, and (5) conversion. On February 18, 2005, the General Partner, the Partnership and Third-Party Respondents served an Answer and Affirmative Defenses to Kalmia’s Counterclaims and Claims against Third-Party Respondents. The General Partner and the Partnership deny Kalmia’s allegations of breach of contractual or other duties and intend to vigorously defend themselves in the arbitration.
      The arbitration hearing is scheduled to begin on September 19, 2005. Pursuant to the Partnership Agreement and upon the advice of counsel, the expenses incurred in connection with the arbitration are being paid out of the assets of the Partnership.

Item 5.	Other Information.
Affiliate Transactions
      We reimbursed the General Partner for third-party general and administrative expenses incurred on our behalf totaling approximately $244,000 during the first quarter of 2005 primarily for legal fees, investor relations expenses and other costs. Costs incurred for legal fees in the first quarter of 2005 were approximately $1,500,000 and will be reimbursed to the General Partner in May 2005. Affiliates of the General Partner, including Starwood as manager of the Hotel (“Hotel Manager”), received base and incentive management fees of approximately $55,000 and $215,000, respectively, in the first quarter of 2005. In connection with the sale of the Michigan Avenue, the Hotel repaid $12,438,000 and the Partnership repaid $391,000 of deferred management fees to the Hotel Manager. Marketing fees of approximately $31,000 were paid by the Partnership to the Hotel Manager for the first quarter of 2005.
Investor Relations
      The Partnership’s investor relations function is handled by Phoenix American Financial Services, Inc. at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for Phoenix American Financial Services, Inc. is 1-800-323-5888.

Unit Sales
      Through May 12, 2005, we have processed requests for the transfer of 1,383 Units. Sales requests processed through the date of this filing for 840 Units for tender offers were at $600. The remaining 543 Unit sale requests were completed through limited partnership exchanges at a range in price of $600 to $802.50 per Unit. The per Unit sales prices are the actual contracted prices agreed upon by the respective limited partner and new purchaser. This price does not reflect any reductions in the sales price due to distributions made to the limited partner, as specified by some of the tender offers.

Item 6.	Exhibits.

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Principal Executive Officer(1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Principal Accounting Officer(1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer(1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Accounting Officer(1)

(1)	Filed herewith.

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
Date: May 16, 2005