Form 10-Q
period 2005-06-30
WESTIN HOTELS LTD PARTNERSHIP
filed 2005-08-15
CIK 790549

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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
135,600 limited partnership Units issued and outstanding as of August 9, 2005.

PART I.     FINANCIAL INFORMATION
WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	June 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $0 and $2,666	$16,196	$37,795
Accounts receivable, net of allowance for doubtful accounts of $23 and $23	151	2,773
Inventories	—	221
Prepaid expenses and other current assets	—	934

Total current assets	16,347	41,723

Property and equipment, at cost:
Buildings and improvements	—	56,559
Furniture, fixtures and equipment	—	65,103

	—	121,662
Less accumulated depreciation	—	80,655

	—	41,007
Land	—	8,835

Land, property and equipment, net	—	49,842

Other assets, including restricted cash of $0 and $3,916	—	4,198

	$16,347	$95,763

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable:
Trade and other	$—	$662
General Partner and affiliates	—	3,253

Total accounts payable	—	3,915
Current maturities of long-term obligations	—	1,584
Accrued expenses	2,148	5,747
Other current liabilities	—	417

Total current liabilities	2,148	11,663
Long-term obligations	—	16,163
Long-term obligation to General Partner	—	11,555
Deferred incentive management fees payable to General Partner	—	12,791

Total liabilities	2,148	52,172

Minority interests	5,480	4,681

Commitments and contingencies
Partners’ capital (deficit):
General Partner	(385)	(1,168)
Limited Partners (135,600 Units issued and outstanding)	9,104	40,078

Total Partners’ capital	8,719	38,910

	$16,347	$95,763

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except Unit and per Unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Operating revenues:
Rooms	$—	$9,272	$1,122	$14,253
Food and beverage	—	3,218	200	4,550
Other operating departments	—	1,064	334	1,887

Total operating revenues	—	13,554	1,656	20,690

Operating expenses:
Rooms	—	2,128	573	3,732
Food and beverage	—	2,223	401	3,497
Other operating departments	—	170	41	321
Administrative and general	844	828	2,779	1,935
Related party management fees	—	984	270	1,806
Advertising and business promotion	—	742	137	1,350
Property maintenance and energy	(99)	741	216	1,449
Local taxes, insurance and rent	—	1,138	271	2,180
Depreciation	—	1,599	—	3,198

Total operating expenses	745	10,553	4,688	19,468

Operating profit (loss)	(745)	3,001	(3,032)	1,222

Other income (expense):
Interest income (expense), net of interest income of $118, $96, $441 and $165	118	(428)	390	(892)
Gain on sale of the Michigan Avenue	76	—	81,730	—

Income (loss) before minority interests	(551)	2,573	79,088	330
Minority interests in net (income) loss	14	(36)	(799)	(27)

Net income (loss)	$(537)	$2,537	$78,289	$303

Net income (loss) per Unit (135,600 Units issued and outstanding)	$(3.96)	$(18.70)	$577.35	$2.23

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)
(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 2004	$(1,168)	$40,078	$38,910
Cash distributions to Limited Partners	—	(108,480)	(108,480)
Net income	783	77,506	78,289

Balance at June 30, 2005	$(385)	$9,104	$8,719

The accompanying notes are an integral part of this consolidated financial statement.

WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2005	2004

Operating Activities
Net income	$78,289	$303
Gain on sale of the Michigan Avenue	(81,730)	—
Other adjustments to net income	1,226	3,508
Changes in working capital:
Accounts receivable	1,624	(1,413)
Inventories	15	—
Prepaid expenses and other current assets	175	(144)
Trade and other accounts payable	(545)	277
Deferred incentive management fees to General Partner and affiliates	(12,614)	953
Accrued expenses and other current liabilities	(2,125)	1,045

Net cash provided by (used in) operating activities	(15,685)	4,529

Investing Activities
Additions to property and equipment	(545)	(177)
Proceeds from the sale of the Michigan Avenue, net	128,452	—
Decrease (increase) in restricted cash	3,908	(943)
Decrease in other assets	2	25

Net cash provided by (used in) investing activities	131,817	(1,095)

Financing Activities
Cash distributions	(108,480)	(1,822)
Repayment of long-term obligations	(29,251)	(737)

Net cash used in financing activities	(137,731)	(2,559)

Net increase (decrease) in cash and cash equivalents	(21,599)	875
Cash and cash equivalents — beginning of period	37,795	33,358

Cash and cash equivalents — end of period	$16,196	$34,233

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$6,606	$810

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
      The consolidated financial statements and related information for the periods ended June 30, 2005 and 2004 are unaudited. In the opinion of Westin Realty Corp., the general partner of the Partnership (“General Partner” or “Westin Realty”), all adjustments necessary for a fair statement of the results of these interim periods have been included.

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
      Kalmia has not specified the amount or range of damages or other monetary relief it seeks pursuant to its counterclaims against the Partnership, the General Partner and Westin Realty, or its third-party claims against Starwood Hotels & Resorts Worldwide, Inc., 909 North Michigan Avenue Corporation, the general partner of the Chicago Partnership, the Chicago Partnership, the Partnership, The Westin St. Francis Limited Partnership and The St. Francis Hotel Corporation; Nor have the parties finalized and exchanged expert reports regarding the nature or calculations of such damages or other monetary relief. Therefore, an estimate of the possible loss or range of loss, if any, cannot reasonably be made at this time.
      On or about May 19, 2005, Ralph Silver and Warren Heller, two limited partners of the Partnership, filed a demand for arbitration on their own behalf, and on behalf of a putative class consisting of all the limited partners of the Partnership, against the Partnership, the General Partner, Starwood Hotels & Resorts Worldwide, Inc., The Westin St. Francis Limited Partnership, and The St. Francis Hotel Corporation. The demand is general with respect to the allegations asserted against those parties, but generally alleges breaches of fiduciary and contractual duties through the inflation of expenses charged to the hotels owned by the Partnership and managed by Starwood and other improper conduct. The arbitration is in its very early stages, a panel of arbitrators has yet to be selected and no hearing has been scheduled. The Partnership, the General Partner and the other respondents deny the allegations and intend to vigorously defend themselves in the proceeding.

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
      On February 25, 2005, an initial distribution of $800 per Unit was made to the limited partners. As of August 1, 2005, an amount of approximately $12 million is being retained in order to satisfy the Partnership’s and the Chicago Partnership’s liabilities, including contingent liabilities and expenses.
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
      As discussed above, the Michigan Avenue, the Partnership’s only operating asset, was sold on January 26, 2005. A discussion regarding the Partnership’s results of operations for the second quarter of 2005 as compared to the second quarter of 2004 has been omitted because the discussion and comparisons would not be meaningful.
Liquidity and Capital Resources
      On January 26, 2005, the Michigan Avenue was sold to JER Acquisitions for cash of approximately $137 million. The cash received at closing was reduced by a credit to JER Acquisitions of $6,836,000 that related to the capital expenditure reserve and other adjustments provided by the purchase agreement relating to the transaction. In connection with the sale of the Hotel, a payment of $17,645,000 was made to the Teacher Retirement System of Texas to pay off the mortgage loan and payments of $11,606,000 and $12,438,000 were made to affiliates of Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) in connection with the repayment of the subordinated loan to the General Partner and deferred incentive management fees, respectively. The Partnership no longer has any third party indebtedness. On February 25, 2005, an aggregate distribution of $108,480,000, or $800 per Unit, was made to limited partners of the Partnership.
      As of June 30, 2005, we had cash and cash equivalents of approximately $16,196,000. This cash balance includes approximately $2 million of liabilities to be satisfied by the Partnership, plus an additional $2 million which has been retained to satisfy ongoing operating costs that the Partnership expects to incur until the partnerships are liquidated. The Partnership has retained an additional $12 million to satisfy the Partnership’s and the Chicago Partnership’s liabilities, including contingent liabilities and expenses.
      See “General” above for information regarding the sale of the Hotel.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk.
      There were no material changes to the information provided in Item 7A in our Annual Report on Form 10-K regarding the Partnership’s market risk.

Item 4.	Controls and Procedures.
      We conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on this evaluation, the Principal Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our SEC reports. There have been no significant changes in our internal controls over financial reporting that have occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
      Kalmia has not specified the amount or range of damages or other monetary relief it seeks pursuant to its counterclaims against the Partnership, the General Partner and Westin Realty, or its third-party claims against Starwood Hotels & Resorts Worldwide, Inc., 909 North Michigan Avenue Corporation, the general partner of the Chicago Partnership, the Chicago Partnership, the Partnership, The Westin St. Francis Limited Partnership and The St. Francis Hotel Corporation; Nor have the parties finalized and exchanged expert reports regarding the nature or calculations of such damages or other monetary relief. Therefore, an estimate of the possible loss or range of loss, if any, cannot reasonably be made at this time.
      On or about May 19, 2005, Ralph Silver and Warren Heller, two limited partners of the Partnership, filed a demand for arbitration on their own behalf, and on behalf of a putative class consisting of all the limited partners of the Partnership, against the Partnership, the General Partner, Starwood Hotels & Resorts Worldwide, Inc., The Westin St. Francis Limited Partnership, and The St. Francis Hotel Corporation. The demand is general with respect to the allegations asserted against those parties, but generally alleges breaches of fiduciary and contractual duties through the inflation of expenses charged to the hotels owned by the Partnership and managed by Starwood and other improper conduct. The arbitration is in its very early stages, a panel of arbitrators has yet to be selected and no hearing has been scheduled. The Partnership, the General Partner and the other respondents deny the allegations and intend to vigorously defend themselves in the proceeding.

Item 5.	Other Information.
Affiliate Transactions
      We reimbursed the General Partner for third-party general and administrative expenses incurred on our behalf totaling approximately $3.3 million during the second quarter of 2005 primarily for legal fees. Costs incurred for legal fees in the second quarter of 2005 were approximately $791,000 and were reimbursed to the General Partner in July 2005. In connection with the sale of the Michigan Avenue in the first quarter of 2005, the Hotel repaid $12,438,000 and the Partnership repaid $391,000 of deferred management fees to the Hotel Manager.
Investor Relations
      The Partnership’s investor relations function is handled by Phoenix American Financial Services, Inc. at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for Phoenix American Financial Services, Inc. is 1-800-323-5888.
Unit Sales
      Through August 8, 2005, we have processed requests for the transfer of 1,383 Units. Sales requests processed through the date of this filing for 840 Units for tender offers were at $600. The remaining 543 Unit sale requests were completed through limited partnership exchanges at a range in price of $600 to $802.50 per Unit. The per Unit sales prices are the actual contracted prices agreed upon by the respective limited partner and new purchaser. This price does not reflect any reductions in the sales price due to distributions made to the limited partner, as specified by some of the tender offers.

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
Date: August 12, 2005