Form 10-Q
period 2005-09-30
WESTIN HOTELS LTD PARTNERSHIP
filed 2005-11-14
CIK 790549

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate the number of shares (units) outstanding of each of the issuer’s classes of common stock (units), as of the latest practicable date (applicable only to corporate issuers):
135,600 limited partnership Units issued and outstanding as of November 10, 2005.

PART I.     FINANCIAL INFORMATION
WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	September 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $0 and $2,666	$14,415	$37,795
Accounts receivable, net of allowance for doubtful accounts of $24 and $23	44	2,773
Inventories	—	221
Prepaid expenses and other current assets	—	934

Total current assets	14,459	41,723

Property and equipment, at cost:
Buildings and improvements	—	56,559
Furniture, fixtures and equipment	—	65,103

	—	121,662
Less accumulated depreciation	—	80,655

	—	41,007
Land	—	8,835

Land, property and equipment, net	—	49,842

Other assets, including restricted cash of $0 and $3,916	—	4,198

	$14,459	$95,763

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable:
Trade and other	$—	$662
General Partner and affiliates	—	3,253

Total accounts payable	—	3,915
Current maturities of long-term obligations	—	1,584
Accrued expenses	4,086	5,747
Other current liabilities	—	417

Total current liabilities	4,086	11,663
Long-term obligations	—	16,163
Long-term obligation to General Partner	—	11,555
Deferred incentive management fees payable to General Partner	—	12,791

Total liabilities	4,086	52,172

Minority interests	5,402	4,681

Commitments and contingencies
Partners’ capital (deficit):
General Partner	(422)	(1,168)
Limited Partners (135,600 Units issued and outstanding)	5,393	40,078

Total Partners’ capital	4,971	38,910

	$14,459	$95,763

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except Unit and per Unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Operating revenues:
Rooms	$—	$9,360	$1,122	$23,613
Food and beverage	—	2,747	200	7,297
Other operating departments	—	1,001	334	2,888

Total operating revenues	—	13,108	1,656	33,798

Operating expenses:
Rooms	—	2,108	573	5,840
Food and beverage	—	1,892	401	5,389
Other operating departments	—	170	41	491
Administrative and general	3,978	1,029	6,757	2,964
Related party management fees	—	1,003	270	2,809
Advertising and business promotion	—	773	137	2,123
Property maintenance and energy	—	790	216	2,239
Local taxes, insurance and rent	—	840	271	3,020
Depreciation	—	1,598	—	4,796

Total operating expenses	3,978	10,203	8,666	29,671

Operating profit (loss)	(3,978)	2,905	(7,010)	4,127

Other income (expense):
Interest income (expense), net of interest income of $124, $108, $565 and $273	124	(421)	514	(1,313)
Gain on sale of the Michigan Avenue	28	—	81,758	—

Income (loss) before minority interests	(3,826)	2,484	75,262	2,814
Minority interests in net (income) loss	78	(36)	(721)	(63)

Net income (loss)	$(3,748)	$2,448	$74,541	$2,751

Net income (loss) per Unit (135,600 Units issued and outstanding)	$(27.64)	$18.06	$549.71	$20.29

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)
(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 2004	$(1,168)	$40,078	$38,910
Cash distributions to Limited Partners	—	(108,480)	(108,480)
Net income	746	73,795	74,541

Balance at September 30, 2005	$(422)	$5,393	$4,971

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2005	2004

Operating Activities
Net income	$74,541	$2,751
Gain on sale of the Michigan Avenue	(81,758)	—
Other adjustments to net income	1,183	5,298
Changes in working capital:
Accounts receivable	1,731	(1,844)
Inventories	15	—
Prepaid expenses and other current assets	175	(344)
Trade and other accounts payable	(545)	115
Deferred incentive management fees to General Partner and affiliates	(12,614)	2,007
Accrued expenses and other current liabilities	(194)	1,548

Net cash provided by (used in) operating activities	(17,466)	9,531

Investing Activities
Additions to property and equipment	(545)	(627)
Proceeds from the sale of the Michigan Avenue, net	128,452	—
Decrease (increase) in restricted cash	3,908	(1,623)
Decrease in other assets	2	70

Net cash provided by (used in) investing activities	131,817	(2,180)

Financing Activities
Cash distributions	(108,480)	(2,734)
Repayment of long-term obligations	(29,251)	(1,134)

Net cash used in financing activities	(137,731)	(3,868)

Net increase (decrease) in cash and cash equivalents	(23,380)	3,483
Cash and cash equivalents — beginning of period	37,795	33,358

Cash and cash equivalents — end of period	$14,415	$36,841

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$6,606	$1,186

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
      The consolidated financial statements and related information for the periods ended September 30, 2005 and 2004 are unaudited. In the opinion of Westin Realty Corp., the general partner of the Partnership (“General Partner” or “Westin Realty”), all adjustments necessary for a fair presentation of the results of these interim periods have been included.

Note 2.	Significant Accounting Policies
      Recently Issued Accounting Standards. There were various accounting standards and interpretations issued during 2004 and 2005, none of which are expected to have a material impact on the Partnership’s consolidated financial position, operations or cash flows.

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
      On February 18, 2005, Kalmia served its Answer and Affirmative Defenses to the Amended Statement of Claims and on December 10, 2004, Kalmia submitted certain counterclaims under protest to the arbitration, including claims of breach of fiduciary duty, breach of contract, fraud, negligent misrepresentation and conversion. On February 9, 2005, Kalmia served its Amended Counterclaims and Claims against Third-Party Respondents Starwood Hotels & Resorts Worldwide, Inc., 909 North Michigan Avenue Corporation, the general partner of the Chicago Partnership, the Chicago Partnership, the Partnership, The Westin St. Francis Limited Partnership, and The St. Francis Hotel Corporation. Kalmia asserts claims for: (1) breach of fiduciary duty, (2) breach of contract, (3) fraud, misrepresentation, and fraudulent concealment, (4) negligent misrepresentation, and (5) conversion. On February 18, 2005, the General Partner, the Partnership and Third-Party Respondents served an Answer and Affirmative Defenses to Kalmia’s Counterclaims and Claims against Third-Party Respondents. The General Partner and the Partnership deny Kalmia’s allegations of breach of contractual or other duties and have vigorously defended themselves in the arbitration. Pursuant to the Partnership Agreement and upon the advice of counsel, the expenses incurred in connection with the arbitration are being paid out of the assets of the Partnership, provided that certain indemnitees of the Partnership have agreed to reimburse the Partnership in connection with any claim against such indemnitee in the event that it is ultimately determined that such indemnitee is not entitled to be indemnified by the Partnership.
      On September 19-30, 2005, a final hearing was held in the Kalmia arbitration before a panel of three arbitrators in the AAA offices in Seattle, Washington. The parties will be submitting post-hearing briefs, and the panel of arbitrators has scheduled final argument for January 10, 2006. The panel will likely issue its decision in late January or sometime in February 2006.
      Kalmia is seeking a total award of $64,369,900. The Partnership and the General Partner are seeking an award for their attorneys’ fees.
      On or about May 19, 2005, Ralph Silver and Warren Heller, two limited partners of the Partnership, filed a demand for arbitration on their own behalf, and on behalf of a putative class consisting of all the limited partners of the Partnership, against the Partnership, the General Partner, Starwood Hotels & Resorts Worldwide, Inc., The Westin St. Francis Limited Partnership, and The St. Francis Hotel Corporation. The demand is general with respect to the allegations asserted against those parties, but generally alleges breach of fiduciary and contractual duties through the inflation of expenses charged to the hotels owned by the Partnership and managed by Starwood and other improper conduct. The arbitration is in its very early stages with a panel of arbitrators having just recently been selected. The preliminary hearing with the panel occurred on October 11, 2005, and scheduling matters were discussed at that time.
      On October 28, 2005, Ralph Silver and Warren Heller (together “Claimants”) filed their Statement of Claims asserting claims for (1) breach of fiduciary duties, (2) breach of the Partnership Agreement or inducing such breach, (3) breach of the Westin Chicago Limited Partnership Agreement or inducing such breach, (4) breach of the Westin St. Francis Limited Partnership Agreement or inducing such breach, (5) breach of the hotel management agreements or inducing such breaches and (6) an accounting. On November 4, 2005, the General Partner, Starwood Hotels & Resorts Worldwide, Inc., 909 North Michigan Avenue Corporation and The St. Francis Hotel Corporation (together, the “Respondents”) and The Partnership, the Chicago Partnership and the St. Francis Limited Partnership (together, the “Nominal Respondents”) served an Answer and Affirmative Defenses to Claimants’ Statement of Claims. The Respondents and Nominal Respondents deny the allegations and intend to vigorously defend themselves in that proceeding. An estimate of the possible loss or range of loss, if any, cannot reasonably be made at this time.

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
      On February 25, 2005, an initial distribution of $800 per Unit was made to the limited partners. As of November 1, 2005, approximately $10 million is being retained in order to satisfy ongoing operating costs of the partnerships until they are liquidated and the Partnership’s and the Chicago Partnership’s future liabilities, including contingent liabilities and expenses.
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
      As discussed above, the Michigan Avenue, the Partnership’s only operating asset, was sold on January 26, 2005. A discussion regarding the Partnership’s results of operations for the third quarter of 2005 as compared to the third quarter of 2004 has been omitted because the discussion and comparisons would not be meaningful.
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
      As of September 30, 2005, we had cash and cash equivalents of approximately $14,415,000. This cash balance will be used to pay approximately $4 million of liabilities that have been incurred and are to be satisfied by the Partnership, plus an additional $10 million which has been retained to satisfy ongoing operating costs that the Partnership expects to incur until the partnerships are liquidated and to satisfy the Partnership’s and the Chicago Partnership’s future liabilities, including contingent liabilities and expenses.
      See “General” above for information regarding the sale of the Hotel.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk.
      There were no material changes to the information provided in Item 7A in our Annual Report on Form 10-K regarding the Partnership’s market risk.

Item 4.	Controls and Procedures.
      We conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based on this evaluation, the Principal Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our SEC reports. There have been no significant changes in our internal controls over financial reporting that have occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
      On February 18, 2005, Kalmia served its Answer and Affirmative Defenses to the Amended Statement of Claims and on December 10, 2004, Kalmia submitted certain counterclaims under protest to the arbitration, including claims of breach of fiduciary duty, breach of contract, fraud, negligent misrepresentation and conversion. On February 9, 2005, Kalmia served its Amended Counterclaims and Claims against Third-Party Respondents Starwood Hotels & Resorts Worldwide, Inc., 909 North Michigan Avenue Corporation, the general partner of the Chicago Partnership, the Chicago Partnership, the Partnership, The Westin St. Francis Limited Partnership, and The St. Francis Hotel Corporation. Kalmia asserts claims for: (1) breach of fiduciary duty, (2) breach of contract, (3) fraud, misrepresentation, and fraudulent concealment, (4) negligent misrepresentation, and (5) conversion. On February 18, 2005, the General Partner, the Partnership and Third-Party Respondents served an Answer and Affirmative Defenses to Kalmia’s Counterclaims and Claims against Third-Party Respondents. The General Partner and the Partnership deny Kalmia’s allegations of breach of contractual or other duties and have vigorously defended themselves in the arbitration. Pursuant to the Partnership Agreement and upon the advice of counsel, the expenses incurred in connection with the arbitration are being paid out of the assets of the Partnership, provided that certain indemnitees of the Partnership have agreed to reimburse the Partnership in connection with any claim against such indemnitee in the event that it is ultimately determined that such indemnitee is not entitled to be indemnified by the Partnership.
      On September 19-30, 2005, a final hearing was held in the Kalmia arbitration before a panel of three arbitrators in the AAA offices in Seattle, Washington. The parties will be submitting post-hearing briefs, and the panel of arbitrators has scheduled final argument for January 10, 2006. The panel will likely issue its decision in late January or sometime in February 2006.
      Kalmia is seeking a total award of $64,369,900. The Partnership and the General Partner are seeking an award for their attorneys’ fees.
      On or about May 19, 2005, Ralph Silver and Warren Heller, two limited partners of the Partnership, filed a demand for arbitration on their own behalf, and on behalf of a putative class consisting of all the limited partners of the Partnership, against the Partnership, the General Partner, Starwood Hotels & Resorts Worldwide, Inc., The Westin St. Francis Limited Partnership, and The St. Francis Hotel Corporation. The demand is general with respect to the allegations asserted against those parties, but generally alleges breach of fiduciary and contractual duties through the inflation of expenses charged to the hotels owned by the Partnership and managed by Starwood and other improper conduct. The arbitration is in its very early stages with a panel of arbitrators having just recently been selected. The preliminary hearing with the panel occurred on October 11, 2005, and scheduling matters were discussed at that time.
      On October 28, 2005, Ralph Silver and Warren Heller (together “Claimants”) filed their Statement of Claims asserting claims for (1) breach of fiduciary duties, (2) breach of the Partnership Agreement or inducing such breach, (3) breach of the Westin Chicago Limited Partnership Agreement or inducing such breach, (4) breach of the Westin St. Francis Limited Partnership Agreement or inducing such breach, (5) breach of the hotel management agreements or inducing such breaches and (6) an accounting. On November 4, 2005, the General Partner, Starwood Hotels & Resorts Worldwide, Inc., 909 North Michigan Avenue Corporation and The St. Francis Hotel Corporation (together, the “Respondents”) and The Partnership, the Chicago Partnership and the St. Francis Limited Partnership (together, the “Nominal Respondents”) served an Answer and Affirmative Defenses to Claimants’ Statement of Claims. The Respondents and Nominal Respondents deny the allegations and intend to vigorously defend themselves in that proceeding. An estimate of the possible loss or range of loss, if any, cannot reasonably be made at this time.

Item 5.	Other Information.
Affiliate Transactions
      We reimbursed the General Partner for third-party general and administrative expenses incurred on our behalf, primarily for legal fees, totaling approximately $2,039,000 million during the third quarter of 2005 and an additional $1,285,000 in October 2005.
Investor Relations
      The Partnership’s investor relations function is handled by Phoenix American Financial Services, Inc. at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for Phoenix American Financial Services, Inc. is 1-800-323-5888.
Unit Sales
      Through November 8, 2005, we have processed requests for the transfer of 1,383 Units. Sales requests processed through the date of this filing for 840 Units for tender offers were at $600. The remaining 543 Unit sales requests were completed through limited partnership exchanges at a range in price of $600 to $802.50 per Unit. The per Unit sales prices are the actual contracted prices agreed upon by the respective limited partner and new purchaser. This price does not reflect any reductions in the sales price due to distributions made to the limited partner, as specified by some of the tender offers.

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
Date: November 10, 2005

INDEX TO EXHIBITS

Exhibits

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