Form 10-K
period 2005-12-31
WESTIN HOTELS LTD PARTNERSHIP
filed 2006-03-31
CIK 790549

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
      ☑     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the Fiscal Year Ended December 31, 2005
OR
      ☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the Transition Period from  to
Commission File Number: 0-15097
WESTIN HOTELS LIMITED PARTNERSHIP
(Exact name of Registrant as specified in its charter)

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
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐       No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☑
      Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑       No ☐
      Indicate the number of shares (units) outstanding of each of the issuer’s classes of common stock (units), as of the latest practicable date (applicable only to corporate issuers).
      135,600 limited partnership units issued and outstanding as of March 20, 2006.

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
General Development of Business
      The Partnership and its primary subsidiary limited partnership, the Chicago Partnership, were formed as Delaware limited partnerships on April 25, 1986. The Chicago Partnership owned and operated The Westin Michigan Avenue Chicago (the “Michigan Avenue” or the “Hotel”) through January 26, 2005 when the Michigan Avenue was sold to JER Partners Acquisition III, LLC (“JER Acquisitions”). In January 2006 JER Acquisitions sold the Michigan Avenue to LaSalle Hotel Properties (“LaSalle”). The Michigan Avenue has been managed as part of the Westin hotel chain since 1964. As a result of the acquisition of Westin Hotel Company (“Westin”) by Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) in 1998, the management agreement for the Michigan Avenue was assigned to 909 North Michigan Avenue Corporation (“909 Corp.”), a wholly owned subsidiary of Starwood. 909 Corp. continues to manage the Michigan Avenue following its sale to JER Acquisitions and its subsequent sale to LaSalle.
      Westin Realty Corporation (the “General Partner”) is the sole general partner of the Partnership and 909 Corp. is the sole general partner of the Chicago Partnership. Since January 2, 1998, the General Partner has been a subsidiary of Starwood.
Financial Information about Industry Segments
      Until January 26, 2005, the Partnership, through the Chicago Partnership, was engaged solely in the business of owning and operating the Hotel and was, therefore, engaged in only one industry segment. At this time the Partnership has no active business operations. For a discussion of the Partnership’s revenues and profits, see the notes to consolidated financial statements of this Annual Report.
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

      As Starwood also owns, operates, manages and franchises hotels under the St. Regis®, The Luxury Collection®, Le Meridien®, Sheraton®, W® and Four Points® by Sheraton brands, including other hotels in the Chicago area, potential conflicts of interest may have existed when the Hotel was managed for the Chicago Partnership by an affiliate of Starwood.
      Neither the Partnership nor the Chicago Partnership currently has any employees or had any employees when the Chicago Partnership owned the Hotel. Administrative personnel are employees of Starwood and while the Chicago Partnership owned the Hotel, the Hotel personnel were employees of Starwood. The Hotel and the Chicago Partnership reimbursed Starwood for the costs of such employees. However, neither the Partnership nor the Chicago Partnership is now, or was when the Chicago Partnership owned the Hotel, directly responsible for the payment of executive compensation to the officers of the General Partners.
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
      There is another Westin hotel located at the O’Hare International Airport near Chicago and another in close proximity to the financial district of downtown Chicago. The General Partner believed that neither was in direct competition with the Michigan Avenue and that their close proximity allowed for efficiencies in both staffing and productivity. Starwood also operates the Sheraton Chicago Hotel and Towers in Chicago, owns three hotels in the downtown Chicago area and manages five other properties in the Chicago metropolitan area under management agreements. These properties were not considered to be primary competitors due to differences in their locations, orientations or facilities.
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
Sale of the Michigan Avenue
      The Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”) obligated the General Partner to review opportunities to sell the Michigan Avenue or to refinance indebtedness secured by the Michigan Avenue beginning in 1994, and to use best efforts to complete a sale or refinancing transaction by the end of 2001.
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
      In May 2004, the General Partner engaged JLL to, once again, market the Michigan Avenue and commenced the formal marketing in June 2004. The General Partner solicited bids from interested parties and selected a bidder to negotiate with on an exclusive basis. As a result of that process, on October 18, 2004, the Chicago Partnership signed the Purchase and Sale Agreement (the “Purchase Agreement”) to sell the Michigan Avenue to JER Acquisitions for $137 million in cash, subject to certain purchase price adjustments. On December 7, 2004, the Partnership received the consent of a majority of its limited partners to the sale of the Michigan Avenue to JER Acquisitions. On January 26, 2005, the Chicago Partnership completed the sale of the Michigan Avenue to JER Acquisitions.
      On February 25, 2005, an initial distribution of $800 per Unit was made to the limited partners. As of December 31, 2005, approximately $10 million is being retained in order to satisfy ongoing operating costs of the partnerships until they are liquidated and the Partnership’s and the Chicago Partnership’s future liabilities, including contingent liabilities and expenses.
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
Where You Can Find More Information
      We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (the “SEC”). Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. Our SEC filings are also available at http://www.starwood.com/corporate/investor relations.html as soon as reasonably practicable after they are filed or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference rooms in Washington, D.C. Please call the SEC at (800) SEC-0330 for further information on the public reference rooms. You may also obtain a copy of our filings free of charge by calling our investor relations manager, Phoenix American Financial Services, Inc. (“Phoenix American”) at 1-800-323-5888.

Item 1A.	Risk Factors.
Risks Relating to Satisfaction of Liabilities
      As of December 31, 2005, the Partnership maintained cash reserves of approximately $10 million to satisfy liabilities of the Partnership and its subsidiaries, including contingent liabilities. The Partnership’s contingent liabilities include possible claims for indemnification that it might be obligated to fund under the Purchase Agreement between the Chicago Partnership and JER Acquisitions. In addition, the Partnership and Westin Realty Corp., the general partner of the Partnership, are currently involved in an arbitration proceeding with Kalmia Investors LLC (“Kalmia”), a limited partner of the Partnership that owns approximately 28.4% of the limited partnership units, which arbitration is being funded out of the Partnership’s cash reserves. At this time, the Partnership is unable to estimate the amount of funds, if any, that will be available for distribution to limited partners after satisfaction of the Partnership’s liabilities and the timing of any such distribution.
Risks Relating to Timing of Dissolution and Liquidation of Partnership
      The General Partner is unable to determine when it will dissolve and liquidate the Partnership because the Partnership has several material liabilities, including contingent liabilities, that the General Partner is not able to reasonably estimate. The process to dissolve and liquidate the Partnership will be deferred until the General Partner is able to satisfy all known and quantifiable liabilities and to make a reasonable estimate of the maximum amount that could be owed with respect to unquantifiable liabilities of the Partnership. It is possible that the process to dissolve and liquidate the Partnership could be delayed for an extended period because of the complexity involved in estimating its liabilities. Limited partners will receive Schedule K-1s from the Partnership through the calendar year in which the Partnership is dissolved and liquidated.

Item 2.	Property.
      Until January 26, 2005, the Partnership’s property consisted of the Michigan Avenue, a first-class hotel operating under the Westin name and located in a premier central, urban location, providing guests with convenient access to business districts, shopping areas and convention facilities. Subsequent to January 26, 2005, the Partnership no longer owns any property.

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
      On February 18, 2005, Kalmia served its Answer and Affirmative Defenses to the Amended Statement of Claims and on December 10, 2004, Kalmia submitted certain counterclaims under protest to the arbitration, including claims of breach of fiduciary duty, breach of contract, fraud, negligent misrepresentation and conversion. On February 9, 2005, Kalmia served its Amended Counterclaims and Claims against Third-Party Respondents Starwood Hotels & Resorts Worldwide, Inc., 909 North Michigan Avenue Corporation, the general partner of the Chicago Partnership, the Chicago Partnership, the Partnership, The Westin St. Francis Limited Partnership, and The St. Francis Hotel Corporation. Kalmia asserts claims for: (1) breach of fiduciary duty, (2) breach of contract, (3) fraud, misrepresentation, and fraudulent concealment, (4) negligent misrepresentation, and (5) conversion. On February 18, 2005, the General Partner, the Partnership and Third-Party Respondents served an Answer and Affirmative Defenses to Kalmia’s Counterclaims and Claims against Third-Party Respondents. The General Partner and the Partnership deny Kalmia’s allegations of breach of contractual or other duties and have vigorously defended themselves in the arbitration. Pursuant to the Partnership Agreement and upon the advice of counsel, the expenses incurred in connection with the arbitration are being paid out of the assets of the Partnership, provided that certain indemnitees have agreed to reimburse the Partnership in connection with any claim against such indemnitee in the event that it is ultimately determined that such indemnitee is not entitled to be indemnified by the Partnership.
      On September 19-30, 2005, a final hearing was held in the Kalmia arbitration before a panel of three arbitrators in the AAA offices in Seattle, Washington. The parties submitted post-hearing briefs, and the panel of arbitrators heard final arguments on March 14, 2006.
      Kalmia is seeking a total award of $65,003,528. The Partnership and the General Partner are seeking an award for their attorneys’ fees.
      On or about May 19, 2005, Ralph Silver and Warren Heller, two limited partners of the Partnership, filed a demand for arbitration on their own behalf, and on behalf of a putative class consisting of all the limited partners of the Partnership, against the Partnership, the General Partner, Starwood Hotels & Resorts Worldwide, Inc., The Westin St. Francis Limited Partnership, and The St. Francis Hotel Corporation. The demand is general with respect to the allegations asserted against those parties, but generally alleges breach of fiduciary and contractual duties through the inflation of expenses charged to the hotels owned by the Partnership and managed by Starwood and other improper conduct. The arbitration is in its very early stages. The preliminary hearing with the panel occurred on October 11, 2005, and scheduling matters were discussed at that time.
      On October 28, 2005, Ralph Silver and Warren Heller (together “Claimants”) filed their Statement of Claims asserting (1) breach of fiduciary duties, (2) breach of the Partnership Agreement or inducing such breach, (3) breach of the Westin Chicago Limited Partnership Agreement or inducing such breach, (4) breach of the Westin St. Francis Limited Partnership Agreement or inducing such breach, (5) breach of the hotel management agreements or inducing such breaches and (6) an accounting. On November 4, 2005, the General Partner, Starwood Hotels & Resorts Worldwide, Inc., 909 North Michigan Avenue Corporation and the St. Francis Hotel Corporation (together, the “Respondents”) and the Partnership, the Chicago Partnership and the St. Francis Limited Partnership (together, the “Nominal Respondents”) served an Answer and Affirmative Defenses to Claimants’ Statement of Claims. On November 11, 2005, the Claimants filed a motion for class certification to which the Respondents and Nominal Respondents filed their opposition on January 9, 2006. That motion is now fully briefed and is set for hearing on May 26, 2006. The Respondents and Nominal Respondents deny the allegations and intend to vigorously defend themselves in the proceeding. An estimate of the possible loss or range of loss, if any, cannot reasonably be made at this time.

Item 4.	Submission of Matters to a Vote of Security Holders.
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.
      As of March 20, 2006, there were 3,938 holders of record of the 135,600 Units.
      There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. The transfer of Units, or any interest therein, is subject to a variety of restrictions. Because the Partnership no longer has any active operations, the General Partner instituted a policy, effective April 1, 2005, that prohibits the sale, assignment, transfer or exchange of Units except for estate planning, gift and intra family transfers. Furthermore, the Partnership Agreement provides that limited partners may not transfer their interests in the Partnership if, in the opinion of the Partnership’s counsel, such transfers might violate the registration requirements of the Securities Act of 1933, as amended, or the laws of any other jurisdiction or agency applicable to the transfers, cause the Partnership to be regarded as an association taxable as a corporation or result in the dissolution or termination of the Partnership. The assignee must also meet certain other requirements set forth in the Partnership Agreement before it may be recognized as a substituted limited partner, including the payment of all reasonable expenses connected with the transfer of any interest. The limited partners or their representatives must furnish, as to voluntary transfers, sufficient information to counsel to permit the foregoing determination to be made.

      The following information reflects the Partnership’s records of the average and range of Unit sale prices to date as quoted in the limited partnership exchanges:

	Average Per Unit	Range of Per Unit
	Sales Price(1)	Sales Price(1)

2004
54,182 Units (through December 31, 2004)	$746.19	$425.00 to $802.50
2005
1,383 Units (through December 31, 2005)	$697.78	$600.00 to $802.50
2006
0 Units (through March 20, 2006)	—	—

(1)	The per Unit sales price is the actual contracted price agreed upon by the respective limited partner and new purchaser. This balance does not reflect any reductions in the sales price due to subsequent distributions made to the limited partners, as specified by some of the tender offers.
     As of March 20, 2006, the Partnership has no pending Unit sale transfer requests for the first quarter of 2006. During the last three quarters of 2005, the Partnership did not transfer any Units.
      The following represents cash distributions made in 2005, 2004 and 2003:

	Distributions
	per Unit

2005
February 25	$800.00	(1)
2004
March 15	$6.72
June 14	$6.72
September 13	$6.72
December 14	$6.72
2003
March 16	$6.72
June 10	$6.72
September 12	$6.72
December 15	$6.72

(1)	Represents the distribution of the proceeds from the sale of the Michigan Avenue to JER Acquisitions and certain cash reserves the Partnership had on hand at that time.
     The Partnership’s investor relations function is handled by Phoenix American at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for Phoenix American is 1-800-323-5888.

Item 6.	Selected Financial Data.
      The following table sets forth selected financial information for the Partnership:

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per Unit amounts)
Operating revenues:
Rooms	$1,122	$32,779	$31,637	$28,943	$30,188
Food and beverage	200	9,824	9,804	8,160	7,610
Other operating departments	334	3,890	3,721	3,615	4,117

Total operating revenues	1,656	46,493	45,162	40,718	41,915

Operating expenses:
Rooms	573	7,762	7,374	6,745	7,136
Food and beverage	401	7,244	6,983	6,453	6,264
Administrative, general and marketing	9,229	8,847	7,403	6,269	5,845
Management fees	270	4,455	4,716	4,126	3,974
Depreciation	—	6,494	7,572	8,555	8,124
Other	528	7,151	6,994	4,544	7,635

Total operating expenses	11,001	41,953	41,042	36,692	38,978

Operating profit (loss)	$(9,345)	$4,540	$4,120	$4,026	$2,937

Net income	$71,086	$2,959	$1,952	$1,383	$559
Net income per Unit	$524.23	$21.82	$14.40	$10.20	$4.12
Total assets	$9,578	$95,763	$92,056	$104,233	$106,585
Long-term obligations, net of current portion	$—	$27,718	$28,921	$40,390	$40,461
Deferred incentive management fees, net of current portion	$—	$12,791	$9,964	$6,829	$7,544
Distributions paid per Unit	$800.00	$26.88	$26.88	$26.88	$26.88

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
      This section analyzes significant fluctuations in items affecting the consolidated statements of income for the years ended December 31, 2005, 2004 and 2003.
2005 Compared with 2004
      In 2005 the Partnership incurred approximately $9,092,000 of administrative and general expenses primarily related to the ongoing arbitration with Kalmia. See Item 3. Legal Proceedings for additional information.
      On January 26, 2005 the Hotel was sold to JER Acquisitions. Further discussion regarding the Partnership’s results of operations for 2005 as compared to 2004 has been omitted because the discussion and comparisons would not be meaningful.
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

      The Michigan Avenue’s food and beverage revenue of $9,824,000 for 2004 is comparable to 2003. The Michigan Avenue’s food and beverage department profit margin for 2004 decreased 2.5 percentage points to 26.3% from 2003.
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
Liquidity and Capital Resources
      On January 26, 2005, the Michigan Avenue was sold to JER Acquisitions for cash of approximately $137 million. The cash received at closing was reduced by a credit to JER Acquisitions of $6,836,000 that related to the capital expenditure reserve and other adjustments provided by the purchase agreement relating to the transaction. In connection with the sale of the Hotel, a payment of $17,645,000 was made to the Teacher Retirement System of Texas to pay off the mortgage loan and payments of $11,606,000 and $12,438,000 were made to affiliates of Starwood in connection with the repayment of the subordinated loan to the General Partner and deferred incentive management fees, respectively. The Partnership no longer has any third party indebtedness. On February 25, 2005, an aggregate distribution of $108,480,000, or $800 per Unit, was made to limited partners of the Partnership.
      As of December 31, 2005, we had cash and cash equivalents of approximately $9,578,000. This cash balance will be used to pay approximately $2,574,000 of liabilities that have been incurred and are to be satisfied by the Partnership, plus an additional $7,004,000 which has been retained to satisfy ongoing operating costs that the Partnership expects to incur until the partnerships are liquidated and to satisfy the Partnership’s and the Chicago Partnership’s future liabilities, including contingent liabilities and expenses.
      See Item 1. “Business” for additional information regarding the sale of the Hotel.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
      As a result of the sale of the Hotel on January 26, 2005, the Partnership’s only asset is cash which is invested in an interest-bearing money market account and, accordingly, the Partnership only has minimal exposure to market risk from financial instruments. The Partnership does not use financial instruments for trading or speculative purposes or to manage interest rate risk. At December 31, 2005, the Partnership no longer had any third party indebtedness.

Item 8.	Financial Statements and Supplementary Data.
      The following documents are filed as part of this report:
      Financial statement schedules are omitted for the reason that they are not required, are insignificant or because the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Westin Hotels Limited Partnership:
We have audited the accompanying consolidated balance sheets of the Westin Hotels Limited Partnership (the “Partnership”) as of December 31, 2005 and 2004, and the related consolidated statements of income, partners’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Westin Hotels Limited Partnership as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP
New York, New York
March 29, 2006

WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(In thousands, except Units)

	December 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $0 and $2,666	$9,578	$37,795
Accounts receivable, net of allowance for doubtful accounts of $25 and $23	—	2,773
Inventories	—	221
Prepaid expenses and other current assets	—	934

Total current assets	9,578	41,723

Property and equipment, at cost:
Buildings and improvements	—	56,559
Furniture, fixtures and equipment	—	65,103

	—	121,662
Less accumulated depreciation	—	80,655

	—	41,007
Land	—	8,835

Land, property and equipment, net	—	49,842

Other assets, including restricted cash of $0 and $3,916	—	4,198

	$9,578	$95,763

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable —
Trade and other	$—	$662
General Partner and affiliates	—	3,253

Total accounts payable	—	3,915
Current maturities of long-term obligations	—	1,584
Accrued expenses	2,574	5,747
Other current liabilities	—	417

Total current liabilities	2,574	11,663
Long-term obligations	—	16,163
Long-term obligation to General Partner	—	11,555
Deferred incentive management fees payable to General Partner	—	12,791

Total liabilities	2,574	52,172

Minority interests	5,488	4,681

Commitments and contingencies
Partners’ capital (deficit):
General Partner	(457)	(1,168)
Limited Partners (135,600 Units issued and outstanding)	1,973	40,078

Total Partners’ capital	1,516	38,910

	$9,578	$95,763

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except Unit data)

	Year Ended December 31,

	2005	2004	2003

Operating revenues:
Rooms	$1,122	$32,779	$31,637
Food and beverage	200	9,824	9,804
Other operating departments	334	3,890	3,721

Total operating revenues	1,656	46,493	45,162

Operating expenses:
Rooms	573	7,762	7,374
Food and beverage	401	7,244	6,983
Other operating departments	41	659	694
Administrative and general	9,092	5,883	4,705
Related party management fees	270	4,455	4,716
Advertising and business promotion	137	2,964	2,698
Property maintenance and energy	216	3,056	2,884
Local taxes, insurance and rent	271	3,436	3,416
Depreciation	—	6,494	7,572

Total operating expenses	11,001	41,953	41,042

Operating profit (loss)	(9,345)	4,540	4,120

Interest income (expense), net of interest income of $682, $411 and $276	630	(1,485)	(2,094)
Gain on the sale of Michigan Avenue	80,608	—	—

Income before minority interests	71,893	3,055	2,026
Minority interests in net income	(807)	(96)	(74)

Net income	$71,086	$2,959	$1,952

Net income per Unit (135,600 Units issued and outstanding)	$524.23	$21.82	$14.40

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 2002	$(747)	$42,036	$41,289
Cash distributions	—	(3,645)	(3,645)
Net income (loss)	(250)	2,202	1,952

Balance at December 31, 2003	(997)	40,593	39,596
Cash distributions	—	(3,645)	(3,645)
Net income (loss)	(171)	3,130	2,959

Balance at December 31, 2004	(1,168)	40,078	38,910
Cash distributions	—	(108,480)	(108,480)
Net income	711	70,375	71,086

Balance at December 31, 2005	$(457)	$1,973	$1,516

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2005	2004	2003

Operating Activities
Net income	$71,086	$2,959	$1,952
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the sale of Michigan Avenue	(80,608)	—	—
Depreciation	—	6,494	7,572
Amortization of deferred loan fees	—	9	9
Interest expense on long-term obligation to General Partner	51	605	546
Minority interests in net income	807	96	74
Other adjustments to net income	411	—	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	1,775	(194)	(261)
Inventories	15	17	(5)
Prepaid expenses and other current assets	175	(614)	90
Trade and other accounts payable	(545)	169	90
Deferred incentive management fees to General Partner and affiliates	(12,614)	5,247	171
Accrued expenses and other current liabilities	(2,856)	(85)	(122)

Net cash provided by (used in) operating activities	(22,303)	14,703	10,116

Investing Activities
Additions to property and equipment	(545)	(2,738)	(1,052)
Proceeds from the sale of Michigan Avenue	128,452	—	—
Decrease (increase) in long-term restricted cash	3,908	(2,292)	(102)
Decrease in other assets	2	48	48

Net cash provided by (used in) investing activities	131,817	(4,982)	(1,106)

Financing Activities
Cash distributions	(108,480)	(3,645)	(3,645)
Repayment of long-term obligations	(29,251)	(1,639)	(11,243)

Net cash used in financing activities	(137,731)	(5,284)	(14,888)

Net increase (decrease) in cash and cash equivalents	(28,217)	4,437	(5,878)
Cash and cash equivalents — beginning of period	37,795	33,358	39,236

Cash and cash equivalents — end of period	$9,578	$37,795	$33,358

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$6,606	$1,684	$1,850

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies
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
      Cash and Cash Equivalents and Restricted Cash. Cash and cash equivalents consist of short-term investments purchased with original maturities of three months or less. Restricted cash consisted of amounts deposited in interest-bearing money market accounts restricted by a Partnership lender (see Note 5). The Partnership’s carrying amount approximates the fair value of cash and cash equivalents and restricted cash due to the short-term nature of these instruments.
      Inventories. Inventories consisted of food and beverage stock items as well as linens, china, glass, silver, utensils and guest room items (“Par Inventories”). The food and beverage inventory items were recorded at the lower of cost (first in, first out) or market. Significant purchases of Par Inventories were recorded at purchased cost and amortized to 50% of their cost over 36 months. Normal replacement purchases were expensed as incurred. Par Inventories were classified as a component of property and equipment.
      Property and Equipment. Depreciation of property and equipment was provided on the straight-line method over the assets’ estimated useful lives as follows:

Buildings	40 years
Building improvements	Remaining life of building
Furniture, fixtures and equipment	3 to 12 years
      Maintenance and repairs, including the cost of minor replacements, were charged to property maintenance expense accounts. Costs of additions and improvements to property were capitalized in property and equipment accounts.
      In the event that facts and circumstances indicated that the cost of property and equipment was impaired, an evaluation of recoverability would have been performed. This evaluation would have included the comparison of the future estimated undiscounted cash flows associated with the assets to the carrying amount of the assets to determine if a write-down to fair value was required.
      Revenue Recognition. The Partnership’s revenues were primarily derived from hotel operations, including the rental of rooms and food and beverage sales. Generally, revenues were recognized when the services had been rendered.
      Income Taxes. The Partnership does not record any provision for federal and state income taxes in its consolidated financial statements. All items of income, gain, loss, deduction or credit for federal and state income tax purposes are allocated to the partners of the Partnership for inclusion in their individual income tax returns. The reported amounts of the Partnership’s net assets and liabilities exceeded the related tax bases by approximately $12,132,000 at December 31, 2004. At December 31, 2005 there was no difference between the reported amounts of the Partnership’s net assets and liabilities and their tax bases.

WESTIN HOTELS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Impact of Recently Issued Accounting Standards. There were various accounting standards and interpretations issued during 2005, 2004 and 2003, none of which are expected to have a material impact on the Partnership’s financial position, operations or cash flows.
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
      Except for the following restrictions outlined in the mortgage loan restructuring agreement completed in June 1994 (hereinafter this agreement and any amendments to it are referred to as the “Restructuring Agreement”), Net Cash Flow of the Partnership, as defined in the Partnership Agreement, is distributed first to the limited partners until certain preferential distributions are achieved and then allocated to both the general partners and limited partners depending on factors related to the source of the Net Cash Flow and cash distributions as specified in the Partnership Agreement. The Restructuring Agreement permitted distributions beginning in 1997 once the Hotel had achieved certain performance levels in the three years prior to 1997. Aggregate distributions of $3,645,000 were made to the limited partners in each of the years ended

WESTIN HOTELS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004 and 2003. Aggregate distributions of $108,480,000 were made to the limited partners in the year ended December 31, 2005.

Note 3.	Sale of the Michigan Avenue
      In accordance with the Partnership Agreement, on January 26, 2005, upon receiving consent of a majority of the limited partners and the satisfaction of certain other closing conditions, the sale of the Michigan Avenue to JER Partners Acquisitions III, LLC (“JER Acquisitions”) was completed. The sale proceeds of $137 million were utilized to repay the mortgage loan, the Subordinated Note due to the General Partner, deferred incentive management fees related to the Michigan Avenue, and costs and expenses related to the sale. These payments and a capital expenditure credit totaled approximately $50 million. Approximately $87 million of proceeds remaining from the sale of the Michigan Avenue plus approximately $21 million in Partnership cash, or $800 per unit, was distributed to the limited partners in February 2005. The remaining cash of the Partnership is being retained in order to satisfy ongoing operating costs of the partnerships until they are liquidated and the Partnership’s and the Chicago Partnership’s future liabilities, including contingent liabilities and expenses.
Note 4.     Accrued Expenses
      Accrued expenses included the following at December 31 (in thousands):

	2005	2004

Salaries, wages and other related benefits	$—	$897
Property and other taxes	1,150	3,565
Other	1,424	1,285

Total	$2,574	$5,747

Note 5.     Long-Term Obligations
      Long-term obligations included the following at December 31 (in thousands):

2004

Mortgage loans bearing effective interest at 8.06%	$17,747
Less current maturities	(1,584)

Total	16,163

Note payable to the General Partner, bearing interest at prime plus 1% (5.25% at December 31, 2004) (see Note 9)	$11,555

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
      Through November 30, 1999, the restructured loan required the payment of interest only each quarter in arrears. From December 1, 1999 to November 30, 2006, the loan required combined payments of principal and interest each quarter in arrears, in such amount necessary to repay the principal balance of the note

WESTIN HOTELS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(together with interest at the fixed interest rate) on the basis of a 25-year amortization schedule. On March 1, 2003, the Partnership prepaid $5,000,000 on this mortgage loan, and an additional $5,000,000 on December 17, 2003. On January 26, 2005, in connection with the sale of the Michigan Avenue, the entire remaining balance was repaid.
      As required by the Restructuring Agreement, deposits to the Furniture, Fixtures and Equipment Reserve Accounts (the “FF&E Reserve Accounts”) for 2005 and 2004 totaled approximately $636,000 and $2,270,000, respectively. FF&E Reserve Accounts are included in other assets in the accompanying balance sheets. Interest earned on the FF&E Reserve Accounts was approximately $11,000, $25,000 and $15,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
      As required by the Restructuring Agreement, approximately $3,463,000 was deposited to tax escrow accounts in 2004. No funds were deposited to tax escrow accounts in 2005. These accounts are used to pay real and personal property taxes as they become due. The tax escrow accounts are included in cash and cash equivalents in the accompanying consolidated balance sheets.
Note 6.     Employee Benefit Plan
      The Chicago Partnership participated in a 401(k) plan (the “Plan”) sponsored by Starwood, an affiliate of the General Partner. The Plan allows for voluntary contributions by employees that meet certain age and service requirements. Each participant may contribute on a pretax basis between 1% and 18% of his or her compensation to the Plan. The Plan also contains additional provisions for matching and/or profit sharing contributions, both of which are based on a portion of a participant’s eligible compensation. The amount of expense for matching contributions totaled approximately $6,000 in 2005, $77,000 in 2004 and $68,000 in 2003.
Note 7.     Operating Leases
      The Chicago Partnership rented various property and equipment under operating leases.
      Rental expense for operating leases, including short-term leases, was approximately $4,000, $52,000 and $63,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
      The Chicago Partnership also rented restaurant, gift shop and retail space to third-party vendors under operating leases. Rental income from these leases, including contingent rental income, was approximately $185,000, $2,018,000 and $2,007,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The operating leases were assigned to JER Acquisitions in connection with the sale of the Michigan Avenue.
Note 8.     Commitments and Contingencies
      Because of the nature of the hotel business, the Chicago Partnership was subject to various claims and legal actions incidental to the ordinary course of its operations, including such matters as contract and lease disputes and complaints alleging personal injury, property damage and employment discrimination. In addition, the Chicago Partnership could be subject to possible claims for indemnification that it might be obligated to fund under the Purchase Agreement between the Chicago Partnership and JER Acquisitions. The General Partner believes that the outcome of any such pending claims, individually or in the aggregate, will not have a material adverse effect upon the business, financial condition or results of operations of the Partnership.
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

WESTIN HOTELS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On September 19-30, 2005, a final hearing was held in the Kalmia arbitration before a panel of three arbitrators in the AAA offices in Seattle, Washington. The parties submitted post-hearing briefs and the panel of arbitrators heard final arguments on March 14, 2006.
      Kalmia is seeking a total award of $65,003,528. The Partnership and the General Partner are seeking an award for their attorneys’ fees.
      On or about May 19, 2005, Ralph Silver and Warren Heller, two limited partners of the Partnership, filed a demand for arbitration on their own behalf, and on behalf of a putative class consisting of all the limited partners of the Partnership, against the Partnership, the General Partner, Starwood Hotels & Resorts Worldwide, Inc., The Westin St. Francis Limited Partnership, and The St. Francis Hotel Corporation. The demand is general with respect to the allegations asserted against those parties, but generally alleges breach of fiduciary and contractual duties through the inflation of expenses charged to the hotels owned by the Partnership and managed by Starwood and other improper conduct. The arbitration is in its very early stages. The preliminary hearing with the panel occurred on October 11, 2005, and scheduling matters were discussed at that time.
      On October 28, 2005, Ralph Silver and Warren Heller (together “Claimants”) filed their Statement of Claims asserting claims for (1) breach of fiduciary duties, (2) breach of the Partnership Agreement or inducing such breach, (3) breach of the Westin Chicago Limited Partnership Agreement or inducing such breach, (4) breach of the Westin St. Francis Limited Partnership Agreement or inducing such breach, (5) breach of the hotel management agreements or inducing such breaches and (6) an accounting. On November 4, 2005, the General Partner, Starwood Hotels & Resorts Worldwide, Inc., 909 North Michigan

WESTIN HOTELS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Avenue Corporation and The St. Francis Hotel Corporation (together, the “Respondents”) and the Partnership, the Chicago Partnership and the St. Francis Limited Partnership (together, the “Nominal Respondents”) served an Answer and Affirmative Defenses to Claimants’ Statement of Claims. On November 11, 2005, the Claimants filed a motion for class certification to which the Respondents and Nominal Respondents filed their opposition on January 9, 2006. That motion is now fully briefed and is set for hearing on May 26, 2006. The Respondents and Nominal Respondents deny the allegations and intend to vigorously defend themselves in the proceeding. An estimate of the possible loss or range of loss, if any, cannot reasonably be made at this time.
Note 9.     Related Party Transactions
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
      Each director and the President of the General Partner is a full-time, senior or executive-level employee of Starwood. Each has received salary and bonuses from Starwood in amounts commensurate with his level of skill and experience and comparable to similarly situated employees in the industry. Each has received grants of options and restricted stock of Starwood in each of the past two years and is also eligible to participate in Starwood’s benefit plans. Moreover, neither the Partnership nor the Chicago Partnership is responsible for the payment of any executive compensation to the officers and director of the general partners.
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
      Contemporaneously with the execution of the definitive agreement to sell the Michigan Avenue to JER Acquisitions, JER/WMA, LLC, a Delaware limited liability company (“JER Owner”), and 909 Corp., as manager of the Michigan Avenue, entered into the Fourth Amendment (the “Amendment”) to the Management Agreement of the Michigan Avenue on October 18, 2004, whereby 909 Corp. will continue to manage the Michigan Avenue under the Management Agreement.
      Prior to the Amendment, the Management Agreement provided that a base management fee equal to 3.5% of annual gross revenues of the Michigan Avenue would be payable by the Chicago Partnership to the

WESTIN HOTELS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
hotel manager out of cash flow from the operations of the Michigan Avenue. The fee was payable prior to the distribution of cash to the partners of the Chicago Partnership, including the Partnership as the sole limited partner of the Chicago Partnership. Base management fees earned by 909 Corp. were approximately $55,000, $1,628,000 and $1,581,000 in the years ended December 31, 2005, 2004 and 2003, respectively. As amended, the Management Agreement now provides that JER Owner will pay 909 Corp. a base management fee equal to 3.5% of annual gross revenues of the Michigan Avenue paid monthly based on the monthly gross revenue of the Michigan Avenue. This fee is payable prior to the distribution of cash to JER Owner.
      Also prior to the Amendment, the Management Agreement provided for an incentive management fee, which was equal to 20% of the net operating cash flow (as defined in the Management Agreement) of the Partnership. Payment of the incentive management fee in any year depended on the amount of distributable net cash flow of the Partnership and was subordinated to the payment to the limited partners of a preferred distribution of cash flow. Unpaid incentive management fees were deferred and did not accrue interest. Incentive management fees totaled approximately $215,000, $2,827,000, and $3,135,000 in the years ended December 31, 2005, 2004 and 2003, respectively. As amended, the Management Agreement now provides that JER Owner will pay 909 Corp. an incentive management fee equal to 20% of the net operating cash flow (as defined in the Amendment) of the Michigan Avenue.
      Prior to the Amendment, incentive management fee payments were subordinate to the unitholders’ receipt of certain preferential returns. The 2005 incentive management fees and all previous years’ deferred incentive management fees were paid in the first quarter of 2005 in conjunction with the sale of the Michigan Avenue. Deferred incentive management fees were paid from the proceeds of the sale of the Michigan Avenue to JER Acquisitions.
      The Chicago Partnership paid marketing fees to Starwood and its affiliates totaling approximately $734,000 and $677,000 in the years ended December 31, 2004 and 2003, respectively. Additionally, the Partnership paid Starwood affiliates approximately $2,205,000 and $2,045,000 in 2004 and 2003, respectively, for services provided by Starwood affiliates primarily in connection with systems support, reservations, advertising, property and workers’ compensation insurance which payments include premiums paid to Westel Insurance Company, a wholly owned subsidiary of Starwood. In the year ended December 31, 2005, the Partnership did not pay Starwood or its affiliates any marketing fees or other fees for services.
      In 1994, the General Partner made a loan to the Partnership for the purpose of making capital improvements to the Michigan Avenue through a capital contribution to the Chicago Partnership, which were the direct owners of the Michigan Avenue. This loan was subordinate to the Partnership’s mortgage loan. This loan included $5 million in principal to fund capital improvements to the Michigan Avenue. Interest accrued at the annual rate equal to the prime rate quoted by Bank of America plus 1%. The principal and accrued interest of $11,606,000 were paid in full to the General Partner upon the closing of the sale of the Michigan Avenue to JER Acquisitions from the net proceeds of the sale in accordance with the Partnership Agreement.
      Pursuant to the Partnership Agreement, the General Partner is generally allocated 1% of the Partnership’s taxable income and loss. In addition, 909 Corp., an affiliate of the General Partner, is generally allocated 1% of the Chicago Partnership’s taxable income and loss.
      The General Partner was reimbursed for third-party general and administrative expenses incurred on the Partnership’s behalf totaling approximately $10,562,000, $1,150,000 and $1,200,000 in the years ended December 31, 2005, 2004 and 2003, respectively, primarily for investor relations expenses and costs incurred in connection with various tender offers and legal fees.
      In June 2000, the Michigan Avenue transferred the operations of its restaurant, The Grill on the Alley, to Grill Concepts of California (“Grill Concepts”). Starwood made an equity investment in Grill Concepts in the third quarter of 2001 and currently owns 12% of the outstanding common stock of Grill Concepts and has rights to acquire additional shares of Grill Concepts pursuant to a subscription agreement. An employee of

WESTIN HOTELS LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Starwood also serves on the Board of Directors of Grill Concepts. Grill Concepts operates The Grill on the Alley pursuant to an operating lease which expires in 2008. Rental revenues to the Partnership from Grill Concepts under the operating lease for the restaurant were $52,000, $271,000 and $289,000 in the years ended December 31, 2005, 2004 and 2003, respectively.
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

Note 10.	Summarized Quarterly Financial Data (Unaudited)
      Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth	Total

	(In thousands, except per Unit amounts)
2005
Operating revenues	$1,656	$—	$—	$—	$1,656
Operating profit (loss)	$(2,287)	$(745)	$(3,978)	$(2,335)	$(9,345)
Gain (loss) on the sale of Michigan Avenue	$81,654	$76	$28	$(1,150)	$80,608
Net income (loss)	$78,826	$(537)	$(3,748)	$(3,455)	$71,086
Net income (loss) per Unit	$581.31	$(3.96)	$(27.64)	$(25.48)	$524.23
2004
Operating revenues	$7,136	$13,554	$13,108	$12,695	$46,493
Operating profit (loss)	$(1,779)	$3,001	$2,905	$413	$4,540
Net income (loss)	$(2,234)	$2,537	$2,448	$208	$2,959
Net income (loss) per Unit	$(16.47)	$18.70	$18.06	$1.53	$21.82

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      Not applicable.

Item 9A.	Controls and Procedures.
      The General Partner’s management conducted an evaluation, under the supervision and with the participation of the Partnership’s Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Principal Executive Officer and Principal Accounting Officer concluded that the Partnership’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Partnership’s SEC reports. There have been no changes in the Partnership’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information.
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      The Partnership and the Chicago Partnership have no directors or officers. Business policy-making functions of the Partnership and the Chicago Partnership are carried out through the directors and officers of their respective general partners.
      Westin Realty’s directors and executive officers and their current positions are as follows:

Name	Age	Title

Theodore W. Darnall	48	President, Assistant Secretary and Principal Executive Officer
Alan M. Schnaid	39	Vice President, Principal Accounting Officer and Director
Tom Smith	54	Director
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

      The following persons are directors and/or officers of 909 Corp. as indicated:

Name	Age	Title

Theodore W. Darnall	48	President, Assistant Secretary and Principal Executive Officer
Alan M. Schnaid	39	Vice President, Principal Accounting Officer and Director
Tom Smith	54	Director
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
      The Partnership has a Finance Code of Ethics applicable to its Principal Executive Officer, Principal Accounting Officer and persons performing similar functions. The text of this code of ethics may be found on Starwood’s website at http://www.starwood.com/corporate/investor relations.html. Amendments to and waivers from the Finance Code of Ethics that require disclosure under applicable SEC rules will be posted on the Starwood website. You may obtain a free copy of this code in print by contacting our investor relations manager, Phoenix American, at 1-800-323-5888.

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
      The following tables show the number of Units “beneficially owned” by all persons known to the Partnership to be the beneficial owners of more than 5% of the outstanding Units at December 31, 2005. The information in the tables is based upon information provided by each of the Schedules 13D filed with the SEC by each of the beneficial owners of more than 5% of the outstanding Units.

	Amount of
	Beneficial	Percent
Name and Address of Beneficial Owner	Ownership	of Class

5% Unitholders
Kalmia Investors, LLC, Smithtown Bay, LLC, Merced Partners Limited Partnership, Global Capital Management, Inc., Michael J. Frey and John D. Brandenborg(1)	38,505	28.4%
601 Carlson Parkway, Suite 200 Minnetonka, MN 55304
WHLP Acquisition LLC and Starwood Hotels & Resorts Worldwide, Inc.(2)	33,838	24.95%
1111 Westchester Avenue White Plains, NY 10604

(1)	Based on information contained in a Form 4 dated June 1, 2004, filed with respect to the Partnership.

(2)	Based on information contained in a Schedule 13D/ A, dated October 18, 2004, filed with respect to the Partnership.

Item 13.	Certain Relationships and Related Transactions.
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
Summary of Auditor’s Fees for 2005 and 2004
      Audit Fees. Ernst & Young LLP’s fees for the Partnership’s annual audit were $44,500 in 2005 and $75,000 in 2004.
      Audit-Related Fees. Ernst & Young LLP did not have any audit-related fees in 2005 or 2004.
      Tax Fees. Ernst & Young LLP did not have any fees related to tax compliance, tax advice, and tax planning services for the Partnership in 2005 or in 2004.
      All Other Fees. Ernst & Young LLP had $212,000 and $6,000 in other fees in 2005 and 2004, respectively.
Pre-Approval Policies and Procedures
      The Board of Directors of the General Partner, acting as the Partnership’s audit committee as specified in section 3(a)(58)(B) of the Exchange Act, has adopted a policy requiring pre-approval by the committee of all services (audit and non-audit) to be provided to the Partnership by its independent auditors. In accordance with that policy, the Board of Directors has given its approval for the provision of audit services by Ernst & Young LLP for fiscal 2006. All other services must be specifically pre-approved by the full Board of Directors of the General Partner or by a designated member of the Board of Directors of the General Partner who has been delegated the authority to pre-approve the provision of services.

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

(a)	3. Exhibits.

2.	Plan of acquisition, reorganization, arrangement, liquidation or succession.
	2.1	Purchase and Sale Agreement, dated as of October 18, 2004, between The Westin Chicago Limited Partnership and JER Acquisitions III, LLC.(1)
4.	Instruments defining the rights of security holders.
	4.1	Amended and Restated Agreement of Limited Partnership of Westin Hotels Limited Partnership.(2)
	4.2	Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership.(2)
	4.3	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership. (3)
	4.4	Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(2)
	4.5	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(3)
10.	Material contracts.
	10.1	Restructuring Agreement dated as of June 2, 1994.(3)
	10.2	Second Restructuring Agreement dated as of May 27, 1997. (4)
	10.3	Purchase and Sale Agreement, dated January 18, 2000, between The Westin St. Francis Limited Partnership and BRE/ St. Francis L.L.C.(5)
	31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 — Principal Executive Officer.(6)
	31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 — Principal Accounting Officer.(6)
	32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer.(6)
	32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Accounting Officer.(6)

(1)	Incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K dated October 18, 2004.

(2)	Incorporated by reference to Exhibits 4.1 and 4.2, respectively, to the Partnership’s 1986 Annual Report on Form 10-K.

(3)	Incorporated by reference to Exhibits 4.3, 4.5, and 10.1, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.

(4)	Incorporated by reference to Exhibit 10 to the Partnership’s Current Report on Form 8-K dated May 27, 1997.

(5)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated January 18, 2000.

(6)	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2006.

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

Alan M. Schnaid
Vice President

SIGNATURES (cont.)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Theodore W. Darnall Theodore W. Darnall	President, Assistant Secretary and Principal Executive Officer of Westin Realty Corp. (Principal Executive Officer of Registrant)	March 29, 2006

/s/ Alan M. Schnaid Alan M. Schnaid	Vice President, Principal Accounting Officer and Director of Westin Realty Corp. (Principal Accounting Officer of Registrant)	March 29, 2006

/s/ Tom Smith Tom Smith	Director of Westin Realty Corp.	March 22, 2006

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 — Principal Executive Officer.
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 — Principal Accounting Officer.
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer.
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Accounting Officer.