Form 10-Q
period 2006-03-31
WESTIN HOTELS LTD PARTNERSHIP
filed 2006-05-12
CIK 790549

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006
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
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐          Accelerated filer ☐          Non-Accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate the number of shares (units) outstanding of each of the issuer’s classes of common stock (units), as of the latest practicable date (applicable only to corporate issuers).
      135,600 limited partnership Units issued and outstanding as of May 11, 2006.

PART I. FINANCIAL INFORMATION
WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	March 31,	December 31,
	2006	2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,252	$9,578
Accounts receivable, net of allowance for doubtful accounts of $0 and $25	—	—

	$8,252	$9,578

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accrued expenses	$2,457	$2,574

Total liabilities	2,457	2,574

Minority interests	5,488	5,488

Commitments and contingencies
Partners’ capital (deficit):
General Partner	(469)	(457)
Limited Partners (135,600 Units issued and outstanding)	776	1,973

Total Partners’ capital	307	1,516

	$8,252	$9,578

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except Unit and per Unit data)
(Unaudited)

	Three Months Ended
	March 31,

	2006	2005

Operating revenues:
Rooms	$—	$1,122
Food and beverage	—	200
Other operating departments	—	334

Total operating revenues	—	1,656

Operating expenses:
Rooms	—	573
Food and beverage	—	401
Other operating departments	—	41
Administrative and general	1,251	1,935
Related party management fees	—	270
Advertising and business promotion	—	137
Property maintenance and energy	—	315
Local taxes, insurance and rent	—	271

Total operating expenses	1,251	3,943

Operating loss	(1,251)	(2,287)

Other income (expense):
Interest income, net of interest expense of $0 and $51	97	272
Gain (loss) on sale of the Michigan Avenue	(55)	81,654

Income (loss) before minority interests	(1,209)	79,639
Minority interests in net income	—	(813)

Net income (loss)	$(1,209)	$78,826

Net income (loss) per Unit (135,600 Units issued and outstanding)	$(8.92)	$581.31

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)
(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 2005	$(457)	$1,973	$1,516
Net loss	(12)	(1,197)	(1,209)

Balance at March 31, 2006	$(469)	$776	$307

The accompanying notes are an integral part of this consolidated financial statement.

WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2006	2005

Operating Activities
Net income (loss)	$(1,209)	$78,826
(Gain) loss on sale of the Michigan Avenue	55	(81,654)
Other adjustments to net income	—	1,075
Changes in working capital:
Accounts receivable	—	1,623
Inventories	—	15
Prepaid expenses and other current assets	—	175
Trade and other accounts payable	—	(347)
Deferred incentive management fees to General Partner and affiliates	—	(12,614)
Accrued expenses and other current liabilities	(172)	307

Net cash used in operating activities	(1,326)	(12,594)

Investing Activities
Additions to property and equipment	—	(545)
Proceeds from the sale of the Michigan Avenue, net	—	128,452
Decrease in restricted cash	—	3,908
Decrease in other assets	—	2

Net cash provided by investing activities	—	131,817

Financing Activities
Cash distributions	—	(108,480)
Repayment of long-term obligations	—	(29,251)

Net cash used in financing activities	—	(137,731)

Net decrease in cash and cash equivalents	(1,326)	(18,508)
Cash and cash equivalents — beginning of period	9,578	37,795

Cash and cash equivalents — end of period	$8,252	$19,287

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$—	$6,606

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
      The consolidated financial statements and related information for the periods ended March 31, 2006 and 2005 are unaudited. In the opinion of Westin Realty Corp., the general partner of the Partnership (“General Partner” or “Westin Realty”), all adjustments necessary for a fair presentation of the results of these interim periods have been included.

Note 2.	Significant Accounting Policies
      Recently Issued Accounting Standards. There were various accounting standards and interpretations issued during 2005 and 2006, none of which are expected to have a material impact on the Partnership’s consolidated financial position, operations or cash flows.

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
      Litigation. On April 28, 2006, the American Arbitration Association of Seattle, Washington issued the unanimous Final Award (the “Final Award”) of the three-member arbitration panel (the “Panel”) with respect to the arbitration proceeding initiated by the General Partner and the Partnership (the “Claimants”) on October 14, 2004 (the “Kalmia Arbitration”) against Kalmia Investors, LLC (“Kalmia”). As previously disclosed, Kalmia asserted certain counterclaims against the Claimants and third-party claims against Starwood Hotels & Resorts Worldwide, Inc., 909 North Michigan Avenue Corporation, the Westin Chicago Limited Partnership, the Westin St. Francis Limited Partnership and the St. Francis Hotel Corporation (collectedly, the “Third-Party Respondents”) in the Kalmia Arbitration.
      Pursuant to the Final Award, with respect to Kalmia’s counterclaims and third-party claims of misconduct by the Claimants and Third-Party Respondents, including claims of breach of fiduciary duty, breach of contract, fraud, negligent misrepresentation and conversion, the Panel found that Kalmia lacked standing to recover on its own behalf for derivative claims alleging injuries suffered on account of lost hotel revenues or lost hotel sales proceeds, and that Kalmia only had standing to assert direct claims arising under the Partnership Agreement. The Panel further found that Kalmia failed to carry its burden of proving misconduct by the Claimants and Third-Party Respondents violative of any contractual, fiduciary or other legal duty owed to Kalmia by those parties and denied all of the claims for relief asserted in Kalmia’s counterclaims and third-party claims, including Kalmia’s request for a total award of approximately $65 million. The Panel dismissed all such claims for relief with prejudice as to each Claimant and Third-Party Respondent.
      Also pursuant to the Final Award, the Panel denied the Claimants’ claims of relief, namely (1) recovery of $200,000 in compensatory damages by reason of an alleged breach by Kalmia of the arbitration provision of the Partnership Agreement; and (2) an award of the reasonable attorneys’ fees and litigation expenses incurred by Claimants and Third-Party Respondents in the Kalmia Arbitration.
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
      Reference is made to “Notes to Consolidated Financial Statements” contained in the Partnership’s Form 10-K filed for the year ended December 31, 2005 for information regarding significant accounting policies, Partnership organization, accrued expenses, long-term obligations, the employee benefit plan, operating leases, commitments and contingencies and related party transactions. The consolidated financial statements should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

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
      On February 25, 2005, an initial distribution of $800 per Unit was made to the limited partners. As of March 31, 2006, approximately $8,252,000 is being retained in order to satisfy ongoing operating costs of the partnerships until they are liquidated and the Partnership’s and the Chicago Partnership’s future liabilities, including contingent liabilities and expenses.
      Because the Partnership has material liabilities, including contingent liabilities and expenses, that the General Partner is not able to reasonably estimate, the commencement of the process to dissolve and liquidate the Partnership will be deferred until the General Partner is able to satisfy all known and quantifiable liabilities and make a reasonable estimate of the maximum amount that could be owed with respect to unquantifiable liabilities of the Partnership.
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
      As discussed above, the Michigan Avenue, the Partnership’s only operating asset, was sold on January 26, 2005. A discussion regarding the Partnership’s results of operations for the first quarter of 2006 as compared to the first quarter of 2005 has been omitted because the discussion and comparisons would not be meaningful.
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
      As of March 31, 2006, we had cash and cash equivalents of approximately $8,252,000. This cash balance includes approximately $2,457,000 of liabilities that have been incurred and are to be satisfied by the Partnership, plus an additional $5,795,000 which has been retained to satisfy ongoing operating costs that the Partnership expects to incur until the partnerships are liquidated and to satisfy the Partnership’s and the Chicago Partnership’s future liabilities, including contingent liabilities and expenses.
      See “General” above for information regarding the sale of the Hotel.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk.
      There were no material changes to the information provided in Item 7A in our Annual Report on Form 10-K regarding the Partnership’s market risk.

Item 4.	Controls and Procedures.
      We conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Principal Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our SEC reports. There have been no significant changes in our internal controls over financial reporting that have occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
      On April 28, 2006, the American Arbitration Association of Seattle, Washington issued the unanimous Final Award (the “Final Award”) of the three-member arbitration panel (the “Panel”) with respect to the arbitration proceeding initiated by the General Partner and the Partnership (the “Claimants”) on October 14, 2004 (the “Kalmia Arbitration”) against Kalmia Investors, LLC (“Kalmia”). As previously disclosed, Kalmia asserted certain counterclaims against the Claimants and third-party claims against Starwood Hotels & Resorts Worldwide, Inc., 909 North Michigan Avenue Corporation, the Westin Chicago Limited Partnership, the Westin St. Francis Limited Partnership and the St. Francis Hotel Corporation (collectedly, the “Third-Party Respondents”) in the Kalmia Arbitration.
      Pursuant to the Final Award, with respect to Kalmia’s counterclaims and third-party claims of misconduct by the Claimants and Third-Party Respondents, including claims of breach of fiduciary duty, breach of contract, fraud, negligent misrepresentation and conversion, the Panel found that Kalmia lacked standing to recover on its own behalf for derivative claims alleging injuries suffered on account of lost hotel revenues or lost hotel sales proceeds, and that Kalmia only had standing to assert direct claims arising under the Partnership Agreement. The Panel further found that Kalmia failed to carry its burden of proving misconduct by the Claimants and Third-Party Respondents violative of any contractual, fiduciary or other legal duty owed to Kalmia by those parties and denied all of the claims for relief asserted in Kalmia’s counterclaims and third-party claims, including Kalmia’s request for a total award of approximately $65 million. The Panel dismissed all such claims for relief with prejudice as to each Claimant and Third-Party Respondent.
      Also pursuant to the Final Award, the Panel denied the Claimants’ claims of relief, namely (1) recovery of $200,000 in compensatory damages by reason of an alleged breach by Kalmia of the arbitration provision of the Partnership Agreement; and (2) an award of the reasonable attorneys’ fees and litigation expenses incurred by Claimants and Third-Party Respondents in the Kalmia Arbitration.
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
Affiliate Transactions
      We reimbursed the General Partner for third-party general and administrative expenses incurred on our behalf, primarily for legal fees, totaling approximately $1,423,000 during the first quarter of 2006.
Investor Relations
      The Partnership’s investor relations function is handled by Phoenix American Financial Services, Inc. at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for Phoenix American Financial Services, Inc. is 1-800-323-5888.
Unit Sales
      In 2006, there have been no sales of Units.

Item 6.	Exhibits.

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Principal Executive Officer (1)

31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Principal Accounting Officer (1)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer (1)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Accounting Officer (1)

(1)	Filed herewith.

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

Alan M. Schnaid
Vice President, Principal Accounting Officer
Date: May 12, 2006

Exhibit Index

Exhibit
Number	Description

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Principal Executive Officer

31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Principal Accounting Officer

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Accounting Officer