Form 10-Q
period 2006-06-30
WESTIN HOTELS LTD PARTNERSHIP
filed 2006-08-08
CIK 790549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006
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
135,600 limited partnership Units issued and outstanding as of August 2, 2006.

PART I. FINANCIAL INFORMATION
WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

		December 31,
	June 30, 2006	2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,077	$9,578
Accounts receivable, net of allowance for doubtful accounts of $0 and $25	—	—

	$6,077	$9,578

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accrued expenses	$403	$2,574

Total liabilities	403	2,574

Minority interests	5,489	5,488

Commitments and contingencies
Partners’ capital (deficit):
General Partner	(470)	(457)
Limited Partners (135,600 Units issued and outstanding)	655	1,973

Total Partners’ capital	185	1,516

	$6,077	$9,578

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except Unit and per Unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Operating revenues:
Rooms	$—	$—	$—	$1,122
Food and beverage	—	—	—	200
Other operating departments	—	—	—	334

Total operating revenues	—	—	—	1,656

Operating expenses:
Rooms	—	—	—	573
Food and beverage	—	—	—	401
Other operating departments	—	—	—	41
Administrative and general	204	844	1,455	2,779
Related party management fees	—	—	—	270
Advertising and business promotion	—	—	—	137
Property maintenance and energy	—	(99)	—	216
Local taxes, insurance and rent	(3)	—	(3)	271

Total operating expenses	201	745	1,452	4,688

Operating loss	(201)	(745)	(1,452)	(3,032)

Other income (expense):
Interest income, net of interest expense of $0, $0, $0 and $51	80	118	177	390
Gain (loss) on sale of the Michigan Avenue	—	76	(55)	81,730

(Loss) income before minority interests	(121)	(551)	(1,330)	79,088
Minority interests in net (income) loss	(1)	14	(1)	(799)

Net (loss) income	$(122)	$(537)	$(1,331)	$78,289

Net (loss) income per Unit (135,600 Units issued and outstanding)	$(0.90)	$(3.96)	$(9.82)	$577.35

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)
(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 2005	$(457)	$1,973	$1,516
Net loss	(13)	(1,318)	(1,331)

Balance at June 30, 2006	$(470)	$655	$185

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2006	2005

Operating Activities
Net (loss) income	$(1,331)	$78,289
Loss (gain) on sale of the Michigan Avenue	55	(81,730)
Other adjustments to net income	1	1,226
Changes in working capital:
Accounts receivable	—	1,624
Inventories	—	15
Prepaid expenses and other current assets	—	175
Trade and other accounts payable	—	(545)
Deferred incentive management fees to General Partner and affiliates	—	(12,614)
Accrued expenses and other current liabilities	(2,226)	(2,125)

Net cash used in operating activities	(3,501)	(12,685)

Investing Activities
Additions to property and equipment	—	(545)
Proceeds from the sale of the Michigan Avenue, net	—	128,452
Decrease in restricted cash	—	3,908
Decrease in other assets	—	2

Net cash provided by investing activities	—	131,817

Financing Activities
Cash distributions	—	(108,480)
Repayment of long-term obligations	—	(29,251)

Net cash used in financing activities	—	(137,731)

Net decrease in cash and cash equivalents	(3,501)	(21,599)
Cash and cash equivalents — beginning of period	9,578	37,795

Cash and cash equivalents — end of period	$6,077	$16,196

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$—	$6,606

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
      The consolidated financial statements and related information for the periods ended June 30, 2006 and 2005 are unaudited. In the opinion of Westin Realty Corp., the general partner of the Partnership (“General Partner” or “Westin Realty”), all adjustments necessary for a fair presentation of the results of these interim periods have been included.

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
      Litigation. On April 28, 2006, the American Arbitration Association of Seattle, Washington issued the unanimous Final Award (the “Final Award”) of the three-member arbitration panel (the “Panel”) with respect to the arbitration proceeding initiated by the General Partner and the Partnership (the “Claimants”) on October 14, 2004 (the “Kalmia Arbitration”) against Kalmia Investors, LLC (“Kalmia”). As previously disclosed, Kalmia asserted certain counterclaims against the Claimants and third-party claims against Starwood Hotels & Resorts Worldwide, Inc., 909 North Michigan Avenue Corporation, the Westin Chicago Limited Partnership, the Westin St. Francis Limited Partnership and the St. Francis Hotel Corporation (collectively, the “Third-Party Respondents”) in the Kalmia Arbitration.
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
      On November 11, 2005, the Claimants filed a motion for class certification to which the Respondents and Nominal Respondents filed their response on January 9, 2006. Following a hearing on June 21, 2006, the arbitration panel entered an order dated June 29, 2006, ruling “that the matter is appropriate for class action treatment,” but reserving the issue of “whether, in view of an award by another panel of arbitrators, Kalmia should be included or excluded from the class. . .” On July 7, 2006, the Respondents and Nominal Respondents filed their Memorandum in Support of the Exclusion of Kalmia from the Class. On July 21, 2006, Kalmia filed its Memorandum in Opposition to Respondents’ Motion to Exclude Kalmia from the Class. On July 28, 2006, the Respondents and Nominal Respondents filed their Reply Memorandum in Support of the Exclusion of Kalmia from the Class. A hearing on the issue of Kalmia’s inclusion or exclusion from the class has been set for August 16, 2006. The Respondents and Nominal Respondents deny the allegations and intend to vigorously defend themselves in the proceeding. An estimate of the possible loss or range of loss, if any, cannot reasonably be made at this time.

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
      On February 25, 2005, an initial distribution of $800 per Unit was made to the limited partners. As of June 30, 2006, approximately $6,077,000 is being retained in order to satisfy ongoing operating costs of the partnerships until they are liquidated and the Partnership’s and the Chicago Partnership’s future liabilities, including contingent liabilities and expenses.
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

      As discussed above, the Michigan Avenue, the Partnership’s only operating asset, was sold on January 26, 2005. A discussion regarding the Partnership’s results of operations for the second quarter of 2006 as compared to the second quarter of 2005 has been omitted because the discussion and comparisons would not be meaningful.
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
      As of June 30, 2006, we had cash and cash equivalents of approximately $6,077,000. This cash balance includes approximately $403,000 of liabilities that have been incurred and are to be satisfied by the Partnership, plus an additional $5,674,000 which has been retained to satisfy ongoing operating costs that the Partnership expects to incur until the partnerships are liquidated and to satisfy the Partnership’s and the Chicago Partnership’s future liabilities, including contingent liabilities and expenses.
      See “General” above for information regarding the sale of the Hotel.
Item 3. Qualitative and Quantitative Disclosures about Market Risk.
      There were no material changes to the information provided in Item 7A in our Annual Report on Form 10-K regarding the Partnership’s market risk.
Item 4. Controls and Procedures.
      We conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, the Principal Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our SEC reports. There has been no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
      On April 28, 2006, the American Arbitration Association of Seattle, Washington issued the unanimous Final Award (the “Final Award”) of the three-member arbitration panel (the “Panel”) with respect to the arbitration proceeding initiated by the General Partner and the Partnership (the “Claimants”) on October 14, 2004 (the “Kalmia Arbitration”) against Kalmia Investors, LLC (“Kalmia”). As previously disclosed, Kalmia asserted certain counterclaims against the Claimants and third-party claims against Starwood Hotels & Resorts Worldwide, Inc., 909 North Michigan Avenue Corporation, the Westin Chicago Limited Partnership, the Westin St. Francis Limited Partnership and the St. Francis Hotel Corporation (collectively, the “Third-Party Respondents”) in the Kalmia Arbitration.
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
      On November 11, 2005, the Claimants filed a motion for class certification to which the Respondents and Nominal Respondents filed their response on January 9, 2006. Following a hearing on June 21, 2006, the arbitration panel entered an order dated June 29, 2006, ruling “that the matter is appropriate for class action treatment,” but reserving the issue of “whether, in view of an award by another panel of arbitrators, Kalmia should be included or excluded from the class. . .” On July 7, 2006, the Respondents and Nominal Respondents filed their Memorandum in Support of the Exclusion of Kalmia from the Class. On July 21, 2006, Kalmia filed its Memorandum in Opposition to Respondents’ Motion to Exclude Kalmia from the Class. On July 28, 2006, the Respondents and Nominal Respondents filed their Reply Memorandum in Support of the Exclusion of Kalmia from the Class. A hearing on the issue of Kalmia’s inclusion or exclusion from the class has been set for August 16, 2006. The Respondents and Nominal Respondents deny the allegations and intend to vigorously defend themselves in the proceeding. An estimate of the possible loss or range of loss, if any, cannot reasonably be made at this time.

Item 5.	Other Information.
Affiliate Transactions
      We reimbursed the General Partner for third-party general and administrative expenses incurred on our behalf, primarily for legal fees, totaling approximately $2,253,000 during the second quarter of 2006.
Investor Relations
      The Partnership’s investor relations function is handled by Phoenix American Financial Services, Inc. at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for Phoenix American Financial Services, Inc. is 1-800-323-5888.

Unit Sales
      In 2006 there have been no sales of Units.

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
Date: August 4, 2006

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