Form 10-K
period 2006-12-31
WESTIN HOTELS LTD PARTNERSHIP
filed 2007-03-19
CIK 790549

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006
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

135,600 limited partnership units issued and outstanding as of March 12, 2007.

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

General Development of Business

The Partnership and its primary subsidiary limited partnership, the Chicago Partnership, were formed as Delaware limited partnerships on April 25, 1986. The Chicago Partnership owned and operated The Westin Michigan Avenue Chicago (the “Michigan Avenue” or the “Hotel”) through January 26, 2005 when the Michigan Avenue was sold to JER Partners Acquisition III, LLC (“JER Acquisitions”). In January 2006, JER Acquisitions sold the Michigan Avenue to LaSalle Hotel Properties (“LaSalle”). The Michigan Avenue has been managed as part of the Westin hotel chain since 1964. As a result of the acquisition of Westin Hotel Company (“Westin”) by Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) in 1998, the management agreement for the Michigan Avenue was assigned to 909 North Michigan Avenue Corporation (“909 Corp.”), a wholly owned subsidiary of Starwood. 909 Corp. continues to manage the Michigan Avenue following its sale to JER Acquisitions and its subsequent sale to LaSalle.

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

As Starwood also owns, operates, manages and franchises hotels under the St. Regis®, The Luxury Collection®, Le Méridien®, Sheraton®, W®, aloft and Four Points® by Sheraton brands, including other hotels in the Chicago area, potential conflicts of interest may have existed when the Hotel was managed for the Chicago Partnership by an affiliate of Starwood.

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

Competitive Conditions

The Hotel competed for customers with other hotel properties in its geographic market. During the last ten years a number of new hotels opened near the Michigan Avenue, substantially increasing the inventory of available rooms in the Chicago area. Many of the hotels that the Michigan Avenue competed against were newer and had larger and more modern facilities. In addition, some of the competitors have substantially greater marketing and financial resources than the Hotel.

There is another Westin hotel located at the O’Hare International Airport near Chicago and another in close proximity to the financial district of downtown Chicago. The General Partner believed that neither was in direct competition with the Michigan Avenue and that their close proximity allowed for efficiencies in both staffing and productivity. Starwood also operates the Sheraton Chicago Hotel and Towers in Chicago, owns three hotels in the downtown Chicago area and manages other properties in the Chicago metropolitan area under management agreements. These properties were not considered to be primary competitors due to differences in their locations, orientations or facilities.

Mortgage Loans

On August 21, 1986, a mortgage loan in the amount of $32,800,000 with respect to the Michigan Avenue was refinanced by Teacher Retirement System of Texas (the “Lender”). On June 2, 1994, the General Partner, on behalf of the Partnership, successfully completed a restructuring of the mortgage loan and entered into a restructuring agreement (“Restructuring Agreement”) with the Lender. On May 27, 1997, a second restructuring agreement modifying the existing mortgage loan on the Hotel was completed. The modifications to the mortgage loan consisted primarily of a reduction of the effective interest rate, an extension of the maturity date and revisions of prepayment penalties. The Partnership prepaid $5,000,000 on this mortgage loan on March 1, 2003 and an additional $5,000,000 on December 17, 2003. On January 26, 2005, in connection with the sale of the Michigan Avenue to JER Acquisitions, the balance on the mortgage loan, $17,747,000, was paid in full.

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

In May 2004, the General Partner engaged JLL to, once again, market the Michigan Avenue and commenced the formal marketing in June 2004. The General Partner solicited bids from interested parties and selected a bidder to negotiate with on an exclusive basis. As a result of that process, on October 18, 2004, the Chicago Partnership signed the Purchase and Sale Agreement (the “Purchase Agreement”) to sell the Michigan Avenue to JER Acquisitions for $137,000,000 in cash, subject to certain purchase price adjustments. On December 7, 2004, the Partnership received the consent of a majority of its limited partners to the sale of the Michigan Avenue to JER Acquisitions. On January 26, 2005, the Chicago Partnership completed the sale of the Michigan Avenue to JER Acquisitions.

On February 25, 2005, an initial distribution of $800 per Unit was made to the limited partners. The remaining cash of the partnerships is being retained in order to satisfy ongoing operating costs of the partnerships and the

Partnership’s and the Chicago Partnership’s future liabilities, including potential contingent liabilities which cannot be quantified at this time, expenses and certain expenditures in connection with the dissolution and liquidation.

As further discussed below under Item 3. Legal Proceedings, the Partnership and the General Partner are currently involved in an arbitration proceeding which is being funded out of the Partnership’s cash reserves. The parties to this arbitration proceeding have executed settlement documents; however, these settlement documents are currently subject to approval by the arbitration panel. If the arbitration panel approves the settlement documents, the dispute will be fully and finally resolved and the Partnership will be able to proceed to complete the dissolution and liquidation of the Partnership. Until the arbitration panel approves the settlement documents, the Partnership will be unable to estimate definitively the amount of funds that will be available for distribution to limited partners after satisfaction of the Partnership’s liabilities and the timing of any such distribution. The settlement provides for a payment of $2,000,000 to the claimant class. Based on such payment amount, the General Partner reasonably estimates that the Partnership’s cash reserves will be used to pay approximately $2,425,000 of liabilities that have been incurred and are to be satisfied by the Partnership. An additional $3,484,000 has been retained to satisfy ongoing operating costs that the Partnership expects to incur and to satisfy the Partnership’s and the Chicago Partnership’s future liabilities, including potential contingent liabilities which cannot be quantified at this time, expenses and certain expenditures in connection with the dissolution and liquidation. The General Partner expects that once the pending arbitration proceedings are resolved, it will be able to complete the liquidation and dissolution of the Partnership.

Where you can find more information

We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (the “SEC”). Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. Our SEC filings are also available at http://www.starwood.com/corporate/
investor_relations.html as soon as reasonably practicable after they are filed or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference rooms in Washington, D.C. Please call the SEC at (800) SEC-0330 for further information on the public reference rooms. You may also obtain a copy of our filings free of charge by calling our investor relations manager, Phoenix American Financial Services, Inc. (“Phoenix American”) at 1-800-323-5888.

Item 1A.	Risk Factors.

Risks Relating to Satisfaction of Liabilities

As of December 31, 2006, the Partnership maintained cash reserves of approximately $5,909,000 to satisfy liabilities of the Partnership and its subsidiaries, including contingent liabilities. As further discussed below under Item 3. Legal Proceedings, the Partnership and the General Partner are currently involved in an arbitration proceeding which is being funded out of the Partnership’s cash reserves. The parties to this arbitration proceeding have executed settlement documents; however, these settlement documents are currently subject to approval by the arbitration panel. If the arbitration panel approves the settlement documents, the dispute will be fully and finally resolved and the Partnership will be able to proceed to complete the dissolution and liquidation of the Partnership. Until the arbitration panel approves the settlement documents, the Partnership will be unable to estimate definitively the amount of funds, if any, that will be available for distribution to limited partners after satisfaction of the Partnership’s liabilities and the timing of any such distribution. The settlement provides for a payment of $2,000,000 to the claimant class. Based on such payment amount, the General Partner reasonably estimates that the Partnership’s cash reserves will be used to pay approximately $2,425,000 of liabilities that have been incurred and are to be satisfied by the Partnership. An additional $3,484,000 has been retained to satisfy ongoing operating costs that the Partnership expects to incur and to satisfy the Partnership’s and the Chicago Partnership’s future liabilities, including potential contingent liabilities which cannot be quantified at this time, expenses and certain expenditures in connection with the dissolution and liquidation.

Risks Relating to Timing of Dissolution and Liquidation of Partnership

As further discussed below under Item 3. Legal Proceedings, the parties to the pending arbitration proceedings have executed settlement documents; however, these settlement documents are currently subject to approval by the arbitration panel. If the arbitration panel approves the settlement documents, the dispute will be fully and finally resolved and the Partnership will be able to proceed to complete the dissolution and liquidation of the Partnership. Until the arbitration panel approves the settlement documents, the General Partner will be unable to determine when it will complete the dissolution and liquidation of the Partnership because without the arbitration panel’s approval, the General Partner is unable to reasonably estimate the Partnership’s liabilities, including potential contingent liabilities. Completion of the process to dissolve and liquidate the Partnership will be delayed until the General Partner is able to satisfy all known and quantifiable liabilities and to make a reasonable estimate of the maximum amount that could be owed with respect to unquantifiable liabilities of the Partnership. If the arbitration panel does not approve the settlement documents, it is possible that the process to dissolve and liquidate the Partnership could be delayed for an extended period because of the complexity involved in estimating its liabilities. Limited partners will receive Schedule K-1s from the Partnership through the calendar year in which the Partnership is dissolved and liquidated.

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

On April 28, 2006, the American Arbitration Association of Seattle, Washington issued the unanimous Final Award (the “Final Award”) of the three-member arbitration panel (the “Panel”) with respect to the arbitration proceeding initiated by the General Partner and the Partnership (the “Kalmia Claimants”) on October 14, 2004 (the “Kalmia Arbitration”) against Kalmia Investors, LLC (“Kalmia”). As previously disclosed, Kalmia asserted certain counterclaims against the Kalmia Claimants and third-party claims against Starwood, 909 Corp., the Chicago Partnership, the Westin St. Francis Limited Partnership and the St. Francis Hotel Corporation (collectively, the “Third-Party Respondents”) in the Kalmia Arbitration.

Pursuant to the Final Award, with respect to Kalmia’s counterclaims and third-party claims of misconduct by the Kalmia Claimants and Third-Party Respondents, including claims of breach of fiduciary duty, breach of contract, fraud, negligent misrepresentation and conversion, the Panel found that Kalmia lacked standing to recover on its own behalf for derivative claims alleging injuries suffered on account of lost hotel revenues or lost hotel sales proceeds, and that Kalmia only had standing to assert direct claims arising under the Partnership Agreement. The Panel further found that Kalmia failed to carry its burden of proving misconduct by the Kalmia Claimants and Third-Party Respondents violative of any contractual, fiduciary or other legal duty owed to Kalmia by those parties and denied all of the claims for relief asserted in Kalmia’s counterclaims and third-party claims, including Kalmia’s request for a total award of approximately $64,544,000. The Panel dismissed all such claims for relief with prejudice as to each Kalmia Claimant and Third-Party Respondent.

Also pursuant to the Final Award, the Panel denied the Kalmia Claimants’ claims of relief, namely (1) recovery of $200,000 in compensatory damages by reason of an alleged breach by Kalmia of the arbitration provision of the Partnership Agreement; and (2) an award of the reasonable attorneys’ fees and litigation expenses incurred by Kalmia Claimants and Third-Party Respondents in the Kalmia Arbitration.

On or about May 19, 2005, Ralph Silver and Warren Heller, two limited partners of the Partnership, filed a demand for arbitration on their own behalf, and on behalf of a putative class consisting of all the limited partners of the Partnership, against the Partnership, the General Partner, Starwood, The Westin St. Francis Limited Partnership, and The St. Francis Hotel Corporation. The demand is general with respect to the allegations asserted against those parties, but generally alleges breach of fiduciary and contractual duties through the inflation of expenses charged to the hotels owned by the Partnership and managed by Starwood and other improper conduct. The preliminary hearing with the panel occurred on October 11, 2005, and scheduling matters were discussed at that time.

On October 28, 2005, Ralph Silver and Warren Heller (together “Claimants”) filed their Statement of Claims asserting (1) breach of fiduciary duties, (2) breach of the Partnership Agreement or inducing such breach, (3) breach of the Westin Chicago Limited Partnership Agreement or inducing such breach, (4) breach of the Westin St. Francis Limited Partnership Agreement or inducing such breach, (5) breach of the hotel management agreements or inducing such breaches and (6) an accounting. On November 4, 2005, the General Partner, Starwood, 909 Corp. and the St. Francis Hotel Corporation (together, the “Respondents”) and the Partnership, the Chicago Partnership and the St. Francis Limited Partnership (together, the “Nominal Respondents”) served an Answer and Affirmative Defenses to Claimants’ Statement of Claims.

On November 11, 2005, the Claimants filed a motion for class certification to which the Respondents and Nominal Respondents filed their response on January 9, 2006. Following a hearing on June 21, 2006, the arbitration panel entered an order dated June 29, 2006, ruling “that the matter is appropriate for class action treatment,” but reserving the issue of “whether, in view of an award by another panel of arbitrators, Kalmia should be included or excluded from the class. . .” On July 7, 2006, the Respondents and Nominal Respondents filed their Memorandum in Support of the Exclusion of Kalmia from the class. On July 21, 2006, Kalmia filed its Memorandum in Opposition to Respondents’ Motion to Exclude Kalmia from the class. On July 28, 2006, the Respondents and Nominal Respondents filed their Reply Memorandum in Support of the Exclusion of Kalmia from the class. The panel conducted a hearing on the issue of Kalmia’s exclusion from or inclusion in the class on August 16, 2006, which resulted in the parties’ submission of additional briefing. On October 16, 2006, the panel issued three separate orders: (1) an order excluding Kalmia from the class, based upon the fact that “Kalmia asserted identical claims in a separate, non-class arbitration brought against the same Respondents that was adjudicated on the merits to a final award” and, thus, “that Kalmia is barred by principles of res judicata from being a member of the class in this arbitration;” (2) an order certifying “a nationwide class consisting of all the current limited partners of the Westin Hotels Limited Partnership with the exception of Kalmia Investors, LLC, Respondents herein, and any person, firm, trust, corporation or other entity affiliated with any of the Respondents;” and (3) an order setting a pretrial schedule in the class arbitration. Pursuant to the panel’s class certification order, Respondents mailed a Notice of Pendency of Class Arbitration to the Partnership’s limited partners on November 15, 2006.

Shortly thereafter, the parties, through their respective counsel, began discussing a potential settlement of the class arbitration, and they reached a tentative agreement on or about March 1, 2007. On March 12, 2007, the parties executed settlement documents which, subject to the approval of the arbitration panel, will fully and finally resolve the dispute and allow the Partnership to proceed to complete the distribution of its assets and the winding down of its affairs. The proposed settlement provides for: (1) Respondents’ payment of $2,000,000 to the class (subject to reimbursement pursuant to the indemnification provisions of the Partnership Agreement and related contracts); (2) the transfer and assignment to the class of WHLP Acquisition LLC’s right to receive Partnership liquidating distributions in an amount not to exceed $940,000 (WHLP Acquisition LLC owns and holds approximately 24.95% of the total number of outstanding Partnership limited partnership units); and (3) a comprehensive and mutual release of claims between the class and Respondents, including, but not limited to, a dismissal of the class arbitration and all claims asserted therein. The parties have informed the panel of their proposed settlement, and a schedule will be established in the near future to govern the notification and approval process. The cash remaining after satisfying all liabilities will be available to distribute to the General Partner and the limited partners in accordance with the Partnership Agreement.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrants

See Part III, Item 10. of this Annual Report for information regarding the executive officers of the Registrants, which information is incorporated herein by reference.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

As of March 12, 2007, there were 3,940 holders of record of the 135,600 Units.

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

The following information reflects the Partnership’s records of the average and range of Unit sale prices to date as quoted in the limited partnership exchanges:

	Average Per Unit	Range of Per Unit
	Sales Price(1)	Sales Price(1)

2005
1,383 Units (through December 31, 2005)	$697.78	$600.00 to $802.50
2006
0 Units (through December 31, 2006)	—	—
2007
0 Units (through March 12, 2007)	—	—

(1)	The per Unit sales price is the actual contracted price agreed upon by the respective limited partner and new purchaser. This balance does not reflect any reductions in the sales price due to subsequent distributions made to the limited partners, as specified by some of the tender offers.

As of March 12, 2007, the Partnership has no pending Unit sale transfer requests for the first quarter of 2007. During the last three quarters of 2006, the Partnership did not transfer any Units.

There were no cash distributions in 2006. On February 25, 2005 the Partnership made a cash distribution of $800 per Unit, which represented the distribution of the proceeds from the sale of the Michigan Avenue to JER Acquisitions and certain cash reserves the Partnership had on hand at that time.

The Partnership’s investor relations function is handled by Phoenix American at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for Phoenix American is 1-800-323-5888.

Item 6.	Selected Financial Data.

The following table sets forth selected financial information for the Partnership:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per Unit amounts)

Operating revenues:
Rooms	$—	$1,122	$32,779	$31,637	$28,943
Food and beverage	—	200	9,824	9,804	8,160
Other operating departments	—	334	3,890	3,721	3,615

Total operating revenues	—	1,656	46,493	45,162	40,718

Operating expenses:
Rooms	—	573	7,762	7,374	6,745
Food and beverage	—	401	7,244	6,983	6,453
Administrative, general and marketing	3,812	9,229	8,847	7,403	6,269
Management fees	—	270	4,455	4,716	4,126
Depreciation	—	—	6,494	7,572	8,555
Other	(122)	528	7,151	6,994	4,544

Total operating expenses	3,690	11,001	41,953	41,042	36,692

Operating (loss) profit	$(3,690)	$(9,345)	$4,540	$4,120	$4,026

Net (loss) income	$(3,417)	$71,086	$2,959	$1,952	$1,383
Net (loss) income per Unit	$(25.20)	$524.23	$21.82	$14.40	$10.20
Total assets	$6,016	$9,578	$95,763	$92,056	$104,233
Long-term obligations, net of current portion	$—	$—	$27,718	$28,921	$40,390
Deferred incentive management fees, net of current portion	$—	$—	$12,791	$9,964	$6,829
Distributions paid per Unit	$—	$800.00	$26.88	$26.88	$26.88

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As discussed earlier, the Michigan Avenue, the Partnership’s only operating asset, was sold on January 26, 2005. A discussion regarding the Partnership’s results of operations for the year ended December 31, 2006 as compared to the same period in 2005 and for the year ended December 31, 2005 as compared to the same period in 2004 has been omitted because the discussion and comparisons would not be meaningful. During the years ended December 31, 2006 and 2005, the Partnership incurred administrative and general costs of $3,812,000 and $9,092,000, respectively, primarily related to legal fees and a proposed legal settlement, for which the General Partner is liable but it will seek indemnification of this amount from the Partnership in accordance with the Partnership Agreement.

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

As of December 31, 2006, we had cash and cash equivalents of approximately $5,909,000. This cash balance will be used to pay approximately $2,425,000 of liabilities that have been incurred and are to be satisfied by the Partnership. An additional $3,484,000 has been retained to satisfy ongoing operating costs that the Partnership expects to incur and to satisfy the Partnership’s and the Chicago Partnership’s future liabilities, including potential contingent liabilities which cannot be quantified at this time, expenses and certain expenditures in connection with the dissolution and liquidation. The cash remaining after satisfying all liabilities will be available to distribute to the General Partner and the limited partners in accordance with the Partnership Agreement.

See Item 1. Business for additional information regarding the sale of the Hotel.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

As a result of the sale of the Hotel on January 26, 2005, the Partnership’s primary asset is cash which is invested in an interest-bearing money market account and, accordingly, the Partnership only has minimal exposure to market risk from financial instruments. The Partnership does not use financial instruments for trading or speculative purposes or to manage interest rate risk. At December 31, 2006, the Partnership had no third party indebtedness.

Item 8.	Financial Statements and Supplementary Data.

The following documents are filed as part of this report:

Financial statement schedules are omitted for the reason that they are not required, are insignificant or because the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Westin Hotels Limited Partnership:

We have audited the accompanying consolidated balance sheets of the Westin Hotels Limited Partnership (the “Partnership”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, partners’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Westin Hotels Limited Partnership as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/  ERNST & YOUNG LLP

New York, New York
March 16, 2007

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(In thousands, except Units)

	December 31,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$5,909	$9,578
Accounts receivable, net of allowance for doubtful accounts of $0 and $25	107	—

	$6,016	$9,578

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accrued expenses	$2,425	$2,574

Total liabilities	2,425	2,574

Minority interests	5,492	5,488

Commitments and contingencies
Partners’ capital (deficit):
General Partner	(1,901)	(457)
Limited Partners (135,600 Units issued and outstanding)	—	1,973

Total Partners’ capital	(1,901)	1,516

	$6,016	$9,578

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except Unit data and per Unit data)

	Year Ended December 31,
	2006	2005	2004

Operating revenues:
Rooms	$—	$1,122	$32,779
Food and beverage	—	200	9,824
Other operating departments	—	334	3,890

Total operating revenues	—	1,656	46,493

Operating expenses:
Rooms	—	573	7,762
Food and beverage	—	401	7,244
Other operating departments	—	41	659
Administrative and general	3,812	9,092	5,883
Related party management fees	—	270	4,455
Advertising and business promotion	—	137	2,964
Property maintenance and energy	—	216	3,056
Local taxes, insurance and rent	(122)	271	3,436
Depreciation	—	—	6,494

Total operating expenses	3,690	11,001	41,953

Operating (loss) profit	(3,690)	(9,345)	4,540

Interest income (expense), net of interest expense of $0, $52 and $1,896	332	630	(1,485)
(Loss) gain on the sale of Michigan Avenue	(55)	80,608	—

(Loss) income before minority interests	(3,413)	71,893	3,055
Minority interests in net income	(4)	(807)	(96)

Net (loss) income	$(3,417)	$71,086	$2,959

Net (loss) income per Unit (135,600 Units issued and outstanding)	$(25.20)	$524.23	$21.82

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 2003	$(997)	$40,593	$39,596
Cash distributions	—	(3,645)	(3,645)
Net income (loss)	(171)	3,130	2,959

Balance at December 31, 2004	(1,168)	40,078	38,910
Cash distributions	—	(108,480)	(108,480)
Net income	711	70,375	71,086

Balance at December 31, 2005	(457)	1,973	1,516
Net loss	(1,444)	(1,973)	(3,417)

Balance at December 31, 2006	$(1,901)	$—	$(1,901)

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004

Operating Activities
Net (loss) income	$(3,417)	$71,086	$2,959
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on the sale of Michigan Avenue	55	(80,608)	—
Depreciation	—	—	6,494
Amortization of deferred loan fees	—	—	9
Interest expense on long-term obligation to General Partner	—	51	605
Minority interests in net income	4	807	96
Other adjustments to net income	—	411	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(107)	1,775	(194)
Inventories	—	15	17
Prepaid expenses and other current assets	—	175	(614)
Trade and other accounts payable	—	(545)	169
Deferred incentive management fees to General Partner and affiliates	—	(12,614)	5,247
Accrued expenses and other current liabilities	(204)	(2,856)	(85)

Net cash (used in) provided by operating activities	(3,669)	(22,303)	14,703

Investing Activities
Additions to property and equipment	—	(545)	(2,738)
Proceeds from the sale of Michigan Avenue	—	128,452	—
Decrease (increase) in long-term restricted cash	—	3,908	(2,292)
Decrease in other assets	—	2	48

Net cash provided by (used in) investing activities	—	131,817	(4,982)

Financing Activities
Cash distributions	—	(108,480)	(3,645)
Repayment of long-term obligations	—	(29,251)	(1,639)

Net cash used in financing activities	—	(137,731)	(5,284)

Net (decrease) increase in cash and cash equivalents	(3,669)	(28,217)	4,437
Cash and cash equivalents — beginning of period	9,578	37,795	33,358

Cash and cash equivalents — end of period	$5,909	$9,578	$37,795

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$—	$6,606	$1,684

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

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

Cash and Cash Equivalents.  Cash and cash equivalents consist of short-term investments purchased with original maturities of three months or less. The Partnership’s carrying amount approximates the fair value of cash and cash equivalents due to the short-term nature of these instruments.

Revenue Recognition.  The Partnership’s revenues were primarily derived from hotel operations, including the rental of rooms and food and beverage sales. Generally, revenues were recognized when the services had been rendered.

Income Taxes.  The Partnership does not record any provision for federal and state income taxes in its consolidated financial statements. All items of income, gain, loss, deduction or credit for federal and state income tax purposes are allocated to the partners of the Partnership for inclusion in their individual income tax returns. At December 31, 2006 and 2005 there was no difference between the reported amounts of the Partnership’s net assets and liabilities and their tax bases.

Impact of Recently Issued Accounting Standards.  There were various accounting standards and interpretations issued during 2006, 2005 and 2004, none of which are expected to have a material impact on the Partnership’s financial position, operations or cash flows.

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

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Except for the following restrictions outlined in the mortgage loan restructuring agreement completed in June 1994 (hereinafter this agreement and any amendments to it are referred to as the “Restructuring Agreement”), Net Cash Flow of the Partnership, as defined in the Partnership Agreement, is distributed first to the limited partners until certain preferential distributions are achieved and then allocated to both the general partners and limited partners depending on factors related to the source of the Net Cash Flow and cash distributions as specified in the Partnership Agreement. The Restructuring Agreement permitted distributions beginning in 1997 once the Hotel had achieved certain performance levels in the three years prior to 1997. Aggregate distributions of $108,480,000 and $3,645,000 were made to the limited partners in the years ended December 31, 2005 and 2004, respectively. No distributions were made in 2006.

Note 3.	Sale of the Michigan Avenue

In accordance with the Partnership Agreement, on January 26, 2005, upon receiving consent of a majority of the limited partners and the satisfaction of certain other closing conditions, the sale of the Michigan Avenue to JER Partners Acquisitions III, LLC (“JER Acquisitions”) was completed. The sale proceeds of $137,000,000 were utilized to repay the mortgage loan, the Subordinated Note due to the General Partner, deferred incentive management fees related to the Michigan Avenue, and costs and expenses related to the sale. These payments and a capital expenditure credit totaled approximately $50,103,000. Approximately $86,897,000 of proceeds remaining from the sale of the Michigan Avenue plus approximately $21,583,000 in Partnership cash, or $800 per unit, was distributed to the limited partners in February 2005. The remaining cash of the Partnership is being retained in order to satisfy ongoing operating costs of the partnerships until they are liquidated and the Partnership’s and the Chicago Partnership’s future liabilities, including potential contingent liabilities which cannot be quantified at this time, expenses and certain expenditures in connection with the dissolution and liquidation.

Note 4.	Accrued Expenses

Accrued expenses included the following at December 31 (in thousands):

	2006	2005

Property and other taxes	$—	$1,150
Proposed legal settlement	2,000	—
Other	425	1,424

Total	$2,425	$2,574

See Note 7 for further information regarding the proposed legal settlement.

Note 5.	Employee Benefit Plan

The Chicago Partnership participated in a 401(k) plan (the “Plan”) sponsored by Starwood, an affiliate of the General Partner. The Plan allows for voluntary contributions by employees that meet certain age and service

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements. Each participant may contribute on a pretax basis between 1% and 18% of his or her compensation to the Plan. The Plan also contains additional provisions for matching and/or profit sharing contributions, both of which are based on a portion of a participant’s eligible compensation. The amount of expense for matching contributions totaled approximately $6,000 in 2005 and $77,000 in 2004. The obligation to provide matching and/or profit sharing contributions to the Plan was assigned to JER Acquisitions in connection with the sale of the Michigan Avenue.

Note 6.	Operating Leases

The Chicago Partnership rented various property and equipment under operating leases.

Rental expense for operating leases, including short-term leases, was approximately $4,000 and $52,000 for the years ended December 31, 2005 and 2004, respectively.

The Chicago Partnership also rented restaurant, gift shop and retail space to third-party vendors under operating leases. Rental income from these leases, including contingent rental income, was approximately $185,000 and $2,018,000 for the years ended December 31, 2005 and 2004, respectively. The operating leases were assigned to JER Acquisitions in connection with the sale of the Michigan Avenue.

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

On April 28, 2006, the American Arbitration Association of Seattle, Washington issued the unanimous Final Award (the “Final Award”) of the three-member arbitration panel (the “Panel”) with respect to the arbitration proceeding initiated by the General Partner and the Partnership (the “Kalmia Claimants”) on October 14, 2004 (the “Kalmia Arbitration”) against Kalmia Investors, LLC (“Kalmia”). As previously disclosed, Kalmia asserted certain counterclaims against the Kalmia Claimants and third-party claims against Starwood, 909 Corp., the Chicago Partnership, the Westin St. Francis Limited Partnership and the St. Francis Hotel Corporation (collectively, the “Third-Party Respondents”) in the Kalmia Arbitration.

Pursuant to the Final Award, with respect to Kalmia’s counterclaims and third-party claims of misconduct by the Kalmia Claimants and Third-Party Respondents, including claims of breach of fiduciary duty, breach of contract, fraud, negligent misrepresentation and conversion, the Panel found that Kalmia lacked standing to recover on its own behalf for derivative claims alleging injuries suffered on account of lost hotel revenues or lost hotel sales proceeds, and that Kalmia only had standing to assert direct claims arising under the Partnership Agreement. The Panel further found that Kalmia failed to carry its burden of proving misconduct by the Kalmia Claimants and Third-Party Respondents violative of any contractual, fiduciary or other legal duty owed to Kalmia by those parties and denied all of the claims for relief asserted in Kalmia’s counterclaims and third-party claims, including Kalmia’s request for a total award of approximately $64,544,000. The Panel dismissed all such claims for relief with prejudice as to each Kalmia Claimant and Third-Party Respondent.

Also pursuant to the Final Award, the Panel denied the Kalmia Claimants’ claims of relief, namely (1) recovery of $200,000 in compensatory damages by reason of an alleged breach by Kalmia of the arbitration provision of the Partnership Agreement; and (2) an award of the reasonable attorneys’ fees and litigation expenses incurred by Kalmia Claimants and Third-Party Respondents in the Kalmia Arbitration.

On or about May 19, 2005, Ralph Silver and Warren Heller, two limited partners of the Partnership, filed a demand for arbitration on their own behalf, and on behalf of a putative class consisting of all the limited partners of

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Partnership, against the Partnership, the General Partner, Starwood., The Westin St. Francis Limited Partnership, and The St. Francis Hotel Corporation. The demand is general with respect to the allegations asserted against those parties, but generally alleges breach of fiduciary and contractual duties through the inflation of expenses charged to the hotels owned by the Partnership and managed by Starwood and other improper conduct. The preliminary hearing with the panel occurred on October 11, 2005, and scheduling matters were discussed at that time.

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

On November 11, 2005, the Claimants filed a motion for class certification to which the Respondents and Nominal Respondents filed their response on January 9, 2006. Following a hearing on June 21, 2006, the arbitration panel entered an order dated June 29, 2006, ruling “that the matter is appropriate for class action treatment,” but reserving the issue of “whether, in view of an award by another panel of arbitrators, Kalmia should be included or excluded from the class . . .” On July 7, 2006, the Respondents and Nominal Respondents filed their Memorandum in Support of the Exclusion of Kalmia from the class. On July 21, 2006, Kalmia filed its Memorandum in Opposition to Respondents’ Motion to Exclude Kalmia from the class. On July 28, 2006, the Respondents and Nominal Respondents filed their Reply Memorandum in Support of the Exclusion of Kalmia from the class. The panel conducted a hearing on the issue of Kalmia’s exclusion from or inclusion in the class on August 16, 2006, which resulted in the parties’ submission of additional briefing. On October 16, 2006, the panel issued three separate orders: (1) an order excluding Kalmia from the class, based upon the fact that “Kalmia asserted identical claims in a separate, non-class arbitration brought against the same Respondents that was adjudicated on the merits to a final award” and, thus, “that Kalmia is barred by principles of res judicata from being a member of the class in this arbitration;” (2) an order certifying “a nationwide class consisting of all the current limited partners of the Westin Hotels Limited Partnership with the exception of Kalmia Investors, LLC, Respondents herein, and any person, firm, trust, corporation or other entity affiliated with any of the Respondents;” and (3) an order setting a pretrial schedule in the class arbitration. Pursuant to the panel’s class certification order, Respondents mailed a Notice of Pendency of Class Arbitration to the Partnership’s limited partners on November 15, 2006.

Shortly thereafter, the parties, through their respective counsel, began discussing a potential settlement of the class arbitration, and they reached a tentative agreement on or about March 1, 2007. On March 12, 2007, the parties executed settlement documents which, subject to the approval of the arbitration panel, will fully and finally resolve the dispute and allow the Partnership to proceed to complete the distribution of its assets and the winding down of its affairs. The proposed settlement provides for: (1) Respondents’ payment of $2,000,000 to the class (subject to reimbursement pursuant to the indemnification provisions of the Partnership Agreement and related contracts); (2) the transfer and assignment to the class of WHLP Acquisition LLC’s right to receive Partnership liquidating distributions in an amount not to exceed $940,000 (WHLP Acquisition LLC owns and holds approximately 24.95% of the total number of outstanding Partnership limited partnership units); and (3) a comprehensive and mutual release of claims between the class and Respondents, including, but not limited to, a dismissal of the class arbitration and all claims asserted therein. The parties have informed the panel of their proposed settlement, and a schedule will be established in the near future to govern the notification and approval process. The cash remaining after satisfying all liabilities will be available to distribute to the General Partner and the limited partners in accordance with the Partnership Agreement.

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Related Party Transactions

The General Partner’s officers and directors and the officers and directors of the Chicago Partnership are full-time senior or executive-level employees of Starwood. In addition, the Michigan Avenue is managed by 909 Corp., a wholly owned subsidiary of Starwood. All the activities of the General Partner and 909 Corp. are carried out by Starwood employees, since neither the General Partner nor 909 Corp. have any employees of its own. In 2006, 2005 and 2004, the Partnership recorded administrative and general expenses of $22,288, $38,080 and $50,196, respectively, which represent the cost of Starwood’s employees who perform administrative services for the Partnership.

The directors and officers of the General Partner, in their capacities as Starwood employees and directors and officers of a wholly owned subsidiary of Starwood, owe fiduciary duties to Starwood in its capacity as the sole stockholder of the General Partner. The General Partner and the directors and officers of the General Partner, however, also have fiduciary duties to the Partnership and the limited partners that may conflict with their fiduciary duties to Starwood.

Although they are not members of the Board of Directors of the General Partner, the Chief Financial Officer and the General Counsel of Starwood each hold positions with the General Partner and 909 Corp.

The directors of the General Partner are full-time, senior or executive-level employees of Starwood. Each has received salary and bonuses from Starwood in amounts commensurate with his level of skill and experience and comparable to similarly situated employees in the industry. Each has received grants of options and restricted stock of Starwood in each of the past two years and is also eligible to participate in Starwood’s benefit plans. Moreover, neither the Partnership nor the Chicago Partnership is responsible for the payment of any executive compensation to the officers and director of the general partners.

The Michigan Avenue is operated as part of the Westin Hotels & Resorts international system of hotels pursuant to a management agreement (as amended from time to time, the “Management Agreement”) initially entered into on August 21, 1986 among the General Partner, the Partnership, 909 Corp., the Chicago Partnership, as the owner of the Michigan Avenue, and the Westin Hotel Company, as hotel manager. When Starwood acquired the Westin Hotel Company in 1998, the Westin Hotel Company was merged into one of Starwood’s affiliates and the Westin Hotel Company assigned the Management Agreement to 909 Corp. The Management Agreement does not terminate until 2026 without the consent of all parties, absent a breach or a default by a party or the occurrence of certain extraordinary events specified in the agreement, which generally relate to the bankruptcy or insolvency of the Partnership or 909 Corp.

Contemporaneously with the execution of the definitive agreement to sell the Michigan Avenue to JER Acquisitions, JER/WMA, LLC, a Delaware limited liability company (“JER Owner”), and 909 Corp., as manager of the Michigan Avenue, entered into the Fourth Amendment (the “Amendment”) to the Management Agreement of the Michigan Avenue on October 18, 2004, whereby 909 Corp. would continue to manage the Michigan Avenue under the Management Agreement.

Prior to the Amendment, the Management Agreement provided that a base management fee equal to 3.5% of annual gross revenues of the Michigan Avenue would be payable by the Chicago Partnership to the hotel manager out of cash flow from the operations of the Michigan Avenue. The fee was payable prior to the distribution of cash to the partners of the Chicago Partnership, including the Partnership as the sole limited partner of the Chicago Partnership. Base management fees earned by 909 Corp. were approximately $55,000 and $1,628,000 in the years ended December 31, 2005 and 2004, respectively. As amended, the Management Agreement provided that JER Owner would pay 909 Corp. a base management fee equal to 3.5% of annual gross revenues of the Michigan Avenue paid monthly based on the monthly gross revenue of the Michigan Avenue. This fee was payable prior to the distribution of cash to JER Owner. In 2006 JER Owner sold the Michigan Avenue to a third party.

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also prior to the Amendment, the Management Agreement provided for an incentive management fee, which was equal to 20% of the net operating cash flow (as defined in the Management Agreement) of the Partnership. Payment of the incentive management fee in any year depended on the amount of distributable net cash flow of the Partnership and was subordinated to the payment to the limited partners of a preferred distribution of cash flow. Unpaid incentive management fees were deferred and did not accrue interest. Incentive management fees totaled approximately $215,000 and $2,827,000 in the years ended December 31, 2005 and 2004, respectively. As amended, the Management Agreement provided that JER Owner would pay 909 Corp. an incentive management fee equal to 20% of the net operating cash flow (as defined in the Amendment) of the Michigan Avenue.

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

The Chicago Partnership paid marketing fees to Starwood and its affiliates totaling approximately $734,000 in the year ended December 31, 2004. Additionally, the Partnership paid Starwood affiliates approximately $2,205,000 in 2004 for services provided by Starwood affiliates primarily in connection with systems support, reservations, advertising, property and workers’ compensation insurance which payments include premiums paid to Westel Insurance Company, a wholly owned subsidiary of Starwood. In the years ended December 31, 2006 and 2005, the Partnership did not pay Starwood or its affiliates any marketing fees or other fees for services.

In 1994, the General Partner made a loan to the Partnership for the purpose of making capital improvements to the Michigan Avenue through a capital contribution to the Chicago Partnership, which were the direct owners of the Michigan Avenue. This loan was subordinate to the Partnership’s mortgage loan. This loan included $5,000,000 in principal to fund capital improvements to the Michigan Avenue. Interest accrued at the annual rate equal to the prime rate quoted by Bank of America plus 1%. The principal and accrued interest of $11,606,000 were paid in full to the General Partner upon the closing of the sale of the Michigan Avenue to JER Acquisitions from the net proceeds of the sale in accordance with the Partnership Agreement.

Pursuant to the Partnership Agreement, the General Partner is generally allocated 1% of the Partnership’s taxable income and loss. In addition, 909 Corp., an affiliate of the General Partner, is generally allocated 1% of the Chicago Partnership’s taxable income and loss.

The General Partner was reimbursed for third-party expenses totaling approximately $4,000,000, $10,562,000 and $1,150,000 in the years ended December 31, 2006, 2005 and 2004, respectively, primarily for investor relations expenses and costs incurred in connection with various tender offers and legal fees.

In June 2000, the Michigan Avenue transferred the operations of its restaurant, The Grill on the Alley, to Grill Concepts of California (“Grill Concepts”). Starwood made an equity investment in Grill Concepts in the third quarter of 2001. On March 6, 2007, Starwood sold its interests in Grill Concepts in connection with an investment in Eaturna LLC. Starwood owns a minority interest in Eaturna LLC, which in turn now owns approximately 14% of outstanding common stock of Grill Concepts. In addition, Starwood has rights to acquire a warrant to purchase additional shares of Grill Concepts pursuant to a development agreement and has agreed to transfer such warrant to Eaturna LLC if the conditions for its issuance are satisfied. An employee of Starwood also serves on the Board of Directors of Grill Concepts. Grill Concepts operates The Grill on the Alley pursuant to an operating lease which expires in 2008. Rental revenues to the Partnership from Grill Concepts under the operating lease for the restaurant were $52,000 and $271,000 in the years ended December 31, 2005 and 2004, respectively.

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

WESTIN HOTELS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transferred to WHLP Acquisition pursuant to the tender offer. Contemporaneously with the execution of the Purchase Agreement on October 18, 2004, Starwood and WHLP Acquisition entered into a Voting Agreement with JER Acquisitions whereby Starwood and WHLP Acquisition agreed to grant their consent to the sale of the Michigan Avenue to JER Acquisitions.

Note 9.	Summarized Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth	Total
	(In thousands, except per Unit amounts)

2006
Operating loss	$(1,251)	$(201)	$(212)	$(2,026)	$(3,690)
Net loss	$(1,209)	$(122)	$(135)	$(1,951)	$(3,417)
Net loss per Unit	$(8.92)	$(0.90)	$(1.00)	$(14.38)	$(25.20)
2005
Operating revenues	$1,656	$—	$—	$—	$1,656
Operating profit (loss)	$(2,287)	$(745)	$(3,978)	$(2,335)	$(9,345)
Gain (loss) on the sale of Michigan Avenue	$81,654	$76	$28	$(1,150)	$80,608
Net income (loss)	$78,826	$(537)	$(3,748)	$(3,455)	$71,086
Net income (loss) per Unit	$581.31	$(3.96)	$(27.64)	$(25.48)	$524.23

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

The General Partner’s management conducted an evaluation, under the supervision and with the participation of the Partnership’s Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of December 31, 2006. Based on this evaluation, the Principal Executive Officer and Principal Accounting Officer concluded that the Partnership’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Partnership’s SEC reports. There have been no changes in the Partnership’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Partnership and the Chicago Partnership have no directors or officers. Business policy-making functions of the Partnership and the Chicago Partnership are carried out through the directors and officers of their respective general partners.

Westin Realty’s directors and executive officers and their current positions are as follows:

Name	Age	Title

Tom Smith	55	President, Assistant Secretary, Principal Executive Officer and Director
Alan M. Schnaid	40	Vice President, Principal Accounting Officer and Director

Tom Smith became a director in October 2001 and President, Assistant Secretary and Principal Executive Officer in November 2006. Alan M. Schnaid assumed his current position in September 1998.

Tom Smith currently serves as President, Assistant Secretary, Principal Executive Officer and Director. He is Senior Vice President, Global Development Group, of Starwood. Mr. Smith has held various positions with Starwood since July 1998. Before joining Starwood, he was a Managing Director of CIGNA Real Estate Investment Corporation for eleven years.

Alan M. Schnaid currently serves as a Vice President, Principal Accounting Officer and Director. Mr. Schnaid has been Senior Vice President, Corporate Controller of Starwood since 1998. Mr. Schnaid has been with Starwood since August 1994 and has previously served as Assistant Corporate Controller and Vice President, Corporate Controller.

The following persons are directors and/or officers of 909 Corp. as indicated:

Name	Age	Title

Tom Smith	55	President, Assistant Secretary, Principal Executive Officer and Director
Alan M. Schnaid	40	Vice President, Principal Accounting Officer and Director

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

The Partnership has a Finance Code of Ethics applicable to its Principal Executive Officer, Principal Accounting Officer and persons performing similar functions. The text of this code of ethics may be found on Starwood’s website at http://www.starwood.com/corporate/investor_relations.html. Amendments to and waivers from the Finance Code of Ethics that require disclosure under applicable SEC rules will be posted on the Starwood website. You may obtain a free copy of this code in print by contacting our investor relations manager, Phoenix American, at 1-800-323-5888.

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

The following tables show the number of Units “beneficially owned” by all persons known to the Partnership to be the beneficial owners of more than 5% of the outstanding Units at December 31, 2006. The information in the tables is based upon information provided by each of the Schedules 13D filed with the SEC by each of the beneficial owners of more than 5% of the outstanding Units.

	Amount of
	Beneficial	Percent
Name and Address of Beneficial Owner	Ownership	of Class

5% Unitholders
Kalmia Investors, LLC, Smithtown Bay, LLC, Merced Partners Limited Partnership, Global Capital Management, Inc., Michael J. Frey and John D. Brandenborg(1)	38,505	28.4%
601 Carlson Parkway, Suite 200 Minnetonka, MN 55304
WHLP Acquisition LLC and Starwood Hotels & Resorts Worldwide, Inc.(2)	33,838	24.95%
1111 Westchester Avenue White Plains, NY 10604

(1)	Based on information contained in a Form 4 dated June 1, 2004, filed with respect to the Partnership.

(2)	Based on information contained in a Schedule 13D/A, dated October 18, 2004, filed with respect to the Partnership.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

While there is no written policy, the Board of Directors of the General Partner reviews related party transactions in light of the duties of the General Partner and the terms of the relevant partnership agreement(s) and/or hotel management agreement(s) and may seek advice of counsel in connection with its review.

Tom Smith and Alan M. Schnaid serve as officers and/or directors of Westin Realty and as principal officers of Starwood. The Partnership has engaged various subsidiaries of Starwood to provide services to the Hotels. See Note 8 of the Notes to Consolidated Financial Statements included under Item 8. Financial Statements and Supplementary Data.

Item 14.	Principal Accountant Fees and Services.

Summary of Auditor’s Fees for 2006 and 2005

Audit Fees.  Ernst & Young LLP’s fees for the Partnership’s annual audit were $41,000 in 2006 and $44,500 in 2005.

Audit-Related Fees.  Ernst & Young LLP did not have any audit-related fees in 2006 or 2005.

Tax Fees.  Ernst & Young LLP did not have any fees related to tax compliance, tax advice, and tax planning services for the Partnership in 2006 or in 2005.

All Other Fees.  Ernst & Young LLP had $212,000 in other fees in 2005. Ernst & Young LLP did not have any other fees in 2006.

Pre-Approval Policies and Procedures

The Board of Directors of the General Partner, acting as the Partnership’s audit committee as specified in section 3(a)(58)(B) of the Exchange Act, has adopted a policy requiring pre-approval by the committee of all services (audit and non-audit) to be provided to the Partnership by its independent auditors. In accordance with that policy, the Board of Directors has given its approval for the provision of audit services by Ernst & Young LLP for fiscal 2007. All other services must be specifically pre-approved by the full Board of Directors of the General Partner or by a designated member of the Board of Directors of the General Partner who has been delegated the authority to pre-approve the provision of services.

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

(a)  3.  Exhibits.

2.	Plan of acquisition, reorganization, arrangement, liquidation or succession.
	2.1	Purchase and Sale Agreement, dated as of October 18, 2004, between The Westin Chicago Limited Partnership and JER Acquisitions III, LLC.(1)
4.	Instruments defining the rights of security holders.
	4.1	Amended and Restated Agreement of Limited Partnership of Westin Hotels Limited Partnership.(2)
	4.2	Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership.(2)
	4.3	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin St. Francis Limited Partnership.(3)
	4.4	Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(2)
	4.5	First Amendment to Amended and Restated Agreement of Limited Partnership of The Westin Chicago Limited Partnership.(3)
10.	Material contracts.
	10.1	Restructuring Agreement dated as of June 2, 1994.(3)
	10.2	Second Restructuring Agreement dated as of May 27, 1997.(4)
	10.3	Purchase and Sale Agreement, dated January 18, 2000, between The Westin St. Francis Limited Partnership and BRE/St. Francis L.L.C.(5)
	10.4	Agreement, dated as of April 19, 2005, among Westin Hotels Limited Partnership, Westin Chicago Limited Partnership, St. Francis Limited Partnership, Westin Realty Corp., 909 North Michigan Avenue Corporation, St. Francis Hotel Corporation and Starwood Hotels & Resorts Worldwide, Inc.(6)
	31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 — Principal Executive Officer.(7)
	31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 — Principal Accounting Officer.(7)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer.(7)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Accounting Officer.(7)

(1)	Incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K dated October 18, 2004.

(2)	Incorporated by reference to Exhibits 4.1 and 4.2, respectively, to the Partnership’s 1986 Annual Report on Form 10-K.

(3)	Incorporated by reference to Exhibits 4.3, 4.5, and 10.1, respectively, to the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.

(4)	Incorporated by reference to Exhibit 10 to the Partnership’s Current Report on Form 8-K dated May 27, 1997.

(5)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated January 18, 2000.

(6)	Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated April 19, 2005.

(7)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2007.

WESTIN HOTELS LIMITED PARTNERSHIP
(a Delaware limited partnership)

By:	WESTIN REALTY CORP.,
Its sole General Partner

By:	/s/ Tom Smith
Tom Smith
President, Principal Executive Officer

By:	/s/ Alan M. Schnaid
Alan M. Schnaid
Vice President

SIGNATURES (cont.)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tom Smith Tom Smith	President, Assistant Secretary, Principal Executive Officer and Director of Westin Realty Corp. (Principal Executive Officer of Registrant)	March 16, 2007

/s/ Alan M. Schnaid Alan M. Schnaid	Vice President, Principal Accounting Officer and Director of Westin Realty Corp. (Principal Accounting Officer of Registrant)	March 16, 2007

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 — Principal Executive Officer.
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 — Principal Accounting Officer.
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer.
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Accounting Officer.