Form 10-Q
period 2007-03-31
WESTIN HOTELS LTD PARTNERSHIP
filed 2007-05-14
CIK 790549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

135,600 limited partnership Units issued and outstanding as of May 9, 2007.

PART I. FINANCIAL INFORMATION

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(In thousands, except Unit data)

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$5,666	$5,909
Accounts receivable, net of allowance for doubtful accounts of $0 and $0	—	107

	$5,666	$6,016

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accrued expenses	$2,154	$2,425

Total liabilities	2,154	2,425

Minority interests	5,493	5,492

Commitments and contingencies
Partners’ capital (deficit):
General Partner	(1,981)	(1,901)
Limited Partners (135,600 Units issued and outstanding)	—	—

Total Partners’ capital	(1,981)	(1,901)

	$5,666	$6,016

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except Unit data and per Unit data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Operating expenses:
Administrative and general	224	1,251
Local taxes, insurance and rent	(70)	—

Total operating loss	154	1,251

Other income (expense):
Interest income	75	97
Loss on sale of the Michigan Avenue	—	(55)

Loss before minority interests	(79)	(1,209)
Minority interests in net income	(1)	—

Net loss	$(80)	$(1,209)

Net loss per Unit (135,600 Units issued and outstanding)	$(0.59)	$(8.92)

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)
(Unaudited)

	General	Limited
	Partner	Partners	Total

Balance at December 31, 2006	$(1,901)	$—	$(1,901)
Net loss	(80)	—	(80)

Balance at March 31, 2007	$(1,981)	$—	$(1,981)

The accompanying notes are an integral part of these consolidated financial statements.

WESTIN HOTELS LIMITED PARTNERSHIP

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Operating Activities
Net loss	$(80)	$(1,209)
Loss on sale of the Michigan Avenue	—	55
Other adjustments to net loss	1	—
Changes in working capital:
Accounts receivable	107	—
Accrued expenses	(271)	(172)

Net cash used in operating activities	(243)	(1,326)

Net decrease in cash and cash equivalents	(243)	(1,326)
Cash and cash equivalents — beginning of period	5,909	9,578

Cash and cash equivalents — end of period	$5,666	$8,252

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

The consolidated financial statements and related information for the periods ended March 31, 2007 and 2006 are unaudited. In the opinion of Westin Realty Corp., the general partner of the Partnership (“General Partner” or “Westin Realty”), all adjustments necessary for a fair presentation of the results of these interim periods have been included.

Note 2.	Significant Accounting Policies

Recently Issued Accounting Standards.  There were various accounting standards and interpretations issued during 2007 and 2006, none of which are expected to have a material impact on the Partnership’s consolidated financial position, operations or cash flows.

Note 3.	Sale of the Michigan Avenue

In accordance with the Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”), on January 26, 2005, upon receiving consent of a majority of the limited partners and the satisfaction of certain other closing conditions, the sale of the Michigan Avenue to JER Partners Acquisitions III, LLC (“JER Acquisitions”) was completed. The sale proceeds of $137,000,000 were utilized to repay the mortgage loan, the subordinated note due to the General Partner, deferred incentive management fees related to the Michigan Avenue, and costs and expenses related to the sale. These payments and a capital expenditure credit totaled approximately $50,103,000. Approximately $86,897,000 of proceeds remaining from the sale of the Michigan Avenue plus approximately $21,583,000 in Partnership cash, or $800 per unit, was distributed to the limited partners in February 2005. The remaining cash of the Partnership is being retained in order to satisfy ongoing operating costs of the partnerships until they are liquidated and the Partnership’s and the Chicago Partnership’s future liabilities, including potential contingent liabilities which cannot be quantified at this time, expenses and certain expenditures in connection with the dissolution and liquidation of the Partnership and the Chicago Partnership.

Note 4.	Commitments and Contingencies

Litigation.  On or about May 19, 2005, Ralph Silver and Warren Heller, two limited partners of the Partnership, filed a demand for arbitration on their own behalf, and on behalf of a putative class consisting of all the limited partners of the Partnership, against the Partnership, Westin Realty Corporation (the “General Partner”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), The Westin St. Francis Limited Partnership, and The St. Francis Hotel Corporation. The demand generally alleged breaches of fiduciary and contractual duties through the inflation of expenses charged to the hotels owned by the Partnership and managed by Starwood and other improper conduct. The preliminary hearing with the three-member panel of arbitrators (the “Panel”) occurred on October 11, 2005, and scheduling matters were discussed at that time.

On October 28, 2005, Ralph Silver and Warren Heller (together the “Claimants”) filed their Statement of Claims asserting (1) breach of fiduciary duties, (2) breach of the Partnership Agreement or inducing such breach, (3) breach of the Westin Chicago Limited Partnership Agreement or inducing such breach, (4) breach of the Westin

St. Francis Limited Partnership Agreement or inducing such breach, (5) breach of the hotel management agreements or inducing such breaches and (6) an accounting. On November 4, 2005, the General Partner, Starwood, 909 North Michigan Avenue Corporation (“909 Corp”). and the St. Francis Hotel Corporation (together, the “Respondents”) and the Partnership, the Chicago Partnership and the St. Francis Limited Partnership (together, the “Nominal Respondents”) served an Answer and Affirmative Defenses to Claimants’ Statement of Claims.

On November 11, 2005, the Claimants filed a motion for class certification to which the Respondents and Nominal Respondents filed their response on January 9, 2006. Following a hearing on June 21, 2006, the Panel entered an order dated June 29, 2006, ruling “that the matter is appropriate for class action treatment,” but reserving the issue of “whether, in view of an award by another panel of arbitrators, Kalmia should be included or excluded from the class. . .” On July 7, 2006, the Respondents and Nominal Respondents filed their Memorandum in Support of the Exclusion of Kalmia from the class. On July 21, 2006, Kalmia filed its Memorandum in Opposition to Respondents’ Motion to Exclude Kalmia from the class. On July 28, 2006, the Respondents and Nominal Respondents filed their Reply Memorandum in Support of the Exclusion of Kalmia from the class. The Panel conducted a hearing on the issue of Kalmia’s exclusion from or inclusion in the class on August 16, 2006, which resulted in the parties’ submission of additional briefing. On October 16, 2006, the Panel issued three separate orders: (1) an order excluding Kalmia from the class, based upon the fact that “Kalmia asserted identical claims in a separate, non-class arbitration brought against the same Respondents that was adjudicated on the merits to a final award” and, thus, “that Kalmia is barred by principles of res judicata from being a member of the class in this arbitration;” (2) an order certifying “a nationwide class consisting of all the current limited partners of the Westin Hotels Limited Partnership with the exception of Kalmia Investors, LLC, the Respondents herein, and any person, firm, trust, corporation or other entity affiliated with any of the Respondents;” and (3) an order setting a pretrial schedule in the class arbitration. Pursuant to the Panel’s class certification order, the Respondents mailed a Notice of Pendency of Class Arbitration to the Partnership’s limited partners on November 15, 2006.

Shortly thereafter, the parties, through their respective counsel, began discussing a potential settlement of the class arbitration, and they reached a tentative agreement on or about March 1, 2007. On March 12, 2007, the parties executed settlement documents which, subject to the approval of the Panel, will fully and finally resolve the dispute and allow the Partnership to proceed to complete the distribution of its assets and the winding down of its affairs. The proposed settlement provides for: (1) Respondents’ payment of $2,000,000 to the class (subject to reimbursement pursuant to the indemnification provisions of the Partnership Agreement and related contracts); (2) the transfer and assignment to the class of WHLP Acquisition LLC’s right to receive Partnership liquidating distributions in an amount not to exceed $940,000 (WHLP Acquisition LLC owns and holds approximately 24.95% of the total number of outstanding Partnership limited partnership units); and (3) a comprehensive and mutual release of claims between the class and Respondents, including, but not limited to, a dismissal of the class arbitration and all claims asserted therein. The $2,000,000 settlement payment to the class is included in accrued expenses in the Partnership’s consolidated balance sheets as of March 31, 2007 and December 31, 2006. The cash remaining after satisfying all liabilities will be available to distribute to the General Partner and the limited partners in accordance with the Partnership Agreement.

On March 15, 2007, the Panel chair executed and issued an order: (1) scheduling a hearing on the final approval of the settlement for May 24, 2007 at 9:00 a.m. at the offices of Shugart, Thomson & Kilroy in Kansas City, Missouri; (2) providing that any objections to the proposed settlement, the application for fees and costs, and the Claimants’ awards shall be filed within fifteen days of the hearing; and (3) approving the form and manner of dissemination of the notice of proposed settlement. Pursuant thereto, the notice of proposed settlement was mailed to the current class members on March 27, 2007. The hearing on the final approval of the settlement remains set for May 24, 2007, as described above.

Note 5.	Further Information

Reference is made to “Notes to Consolidated Financial Statements” contained in the Partnership’s Form 10-K filed for the year ended December 31, 2006 for information regarding significant accounting policies, Partnership organization, accrued expenses, the employee benefit plan, operating leases, commitments and contingencies and related party transactions. The consolidated financial statements should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

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

On February 25, 2005, an initial distribution of $800 per Unit was made to the limited partners. The remaining cash of the partnerships is being retained in order to satisfy ongoing operating costs of the partnerships and the Partnership’s and the Chicago Partnership’s future liabilities, including potential contingent liabilities which cannot be quantified at this time, expenses and certain expenditures in connection with the dissolution and liquidation of the Partnership and the Chicago Partnership.

Other.  As further discussed below under Part II, Item 1. Legal Proceedings, the Partnership and the General Partner are currently involved in an arbitration proceeding which is being funded out of the Partnership’s cash reserves. The parties to this arbitration proceeding have executed settlement documents; however, these settlement documents are currently subject to approval by the arbitration panel. If the arbitration panel approves the settlement documents, the dispute will be fully and finally resolved and the Partnership will be able to proceed to complete the dissolution and liquidation of the Partnership. Until the arbitration panel approves the settlement documents, the Partnership will be unable to estimate definitively the amount of funds that will be available for distribution to limited partners after satisfaction of the Partnership’s liabilities and the timing of any such distribution. The settlement provides for a payment of $2,000,000 to the claimant class. Based on such payment amount, the General Partner reasonably estimates that the Partnership’s cash reserves will be used to pay approximately $2,154,000 of liabilities that have been incurred and are to be satisfied by the Partnership. An additional $3,512,000 has been retained to satisfy ongoing operating costs that the Partnership expects to incur and to satisfy the Partnership’s and the Chicago Partnership’s future liabilities, including potential contingent liabilities which cannot be quantified at this time, expenses and certain expenditures in connection with the dissolution and liquidation. The General Partner expects that once the pending arbitration proceedings are resolved, it will be able to complete the liquidation and dissolution of the Partnership.

Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those relating to revenue recognition and costs and expenses during the reporting period.

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

As discussed earlier, the Michigan Avenue, the Partnership’s only operating asset, was sold on January 26, 2005. During the three months ended March 31, 2007 and 2006, the Partnership incurred administrative and general costs of $224,000 and $1,251,000, respectively, primarily related to legal fees. In addition, in the first quarter of 2007, the Partnership received a refund of real estate taxes for the Michigan Avenue for periods prior to its sale, which is reflected in local taxes, insurance and rent expense in the consolidated statement of operations.

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

As of March 31, 2007, we had cash and cash equivalents of approximately $5,666,000. This cash balance will be used to pay approximately $2,154,000 of liabilities that have been incurred and are to be satisfied by the Partnership. An additional $3,512,000 has been retained to satisfy ongoing operating costs that the Partnership expects to incur and to satisfy the Partnership’s and the Chicago Partnership’s future liabilities, including potential contingent liabilities which cannot be quantified at this time, expenses and certain expenditures in connection with the dissolution and liquidation of the Partnership and the Chicago Partnership. The cash remaining after satisfying all liabilities will be available to distribute to the General Partner and the limited partners in accordance with the Partnership Agreement.

See “General” above for information regarding the sale of the Hotel.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk.

There were no material changes to the information provided in Item 7A in our Annual Report on Form 10-K regarding the Partnership’s market risk.

Item 4.	Controls and Procedures.

We conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, the Principal Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our SEC reports. There has been no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On or about May 19, 2005, Ralph Silver and Warren Heller, two limited partners of the Partnership, filed a demand for arbitration on their own behalf, and on behalf of a putative class consisting of all the limited partners of the Partnership, against the Partnership, the General Partner, Starwood, The Westin St. Francis Limited Partnership, and The St. Francis Hotel Corporation. The demand generally alleged breaches of fiduciary and contractual duties through the inflation of expenses charged to the hotels owned by the Partnership and managed by Starwood and other improper conduct. The preliminary hearing with the three-member panel of arbitrators (the “Panel”) occurred on October 11, 2005, and scheduling matters were discussed at that time.

On October 28, 2005, Ralph Silver and Warren Heller (together the “Claimants”) filed their Statement of Claims asserting (1) breach of fiduciary duties, (2) breach of the Partnership Agreement or inducing such breach, (3) breach of the Westin Chicago Limited Partnership Agreement or inducing such breach, (4) breach of the Westin St. Francis Limited Partnership Agreement or inducing such breach, (5) breach of the hotel management agreements or inducing such breaches and (6) an accounting. On November 4, 2005, the General Partner, Starwood, 909 Corp. and the St. Francis Hotel Corporation (together, the “Respondents”) and the Partnership, the Chicago Partnership and the St. Francis Limited Partnership (together, the “Nominal Respondents”) served an Answer and Affirmative Defenses to Claimants’ Statement of Claims.

On November 11, 2005, the Claimants filed a motion for class certification to which the Respondents and Nominal Respondents filed their response on January 9, 2006. Following a hearing on June 21, 2006, the Panel entered an order dated June 29, 2006, ruling “that the matter is appropriate for class action treatment,” but reserving the issue of “whether, in view of an award by another panel of arbitrators, Kalmia should be included or excluded from the class. . .” On July 7, 2006, the Respondents and Nominal Respondents filed their Memorandum in Support of the Exclusion of Kalmia from the class. On July 21, 2006, Kalmia filed its Memorandum in Opposition to Respondents’ Motion to Exclude Kalmia from the class. On July 28, 2006, the Respondents and Nominal Respondents filed their Reply Memorandum in Support of the Exclusion of Kalmia from the class. The Panel conducted a hearing on the issue of Kalmia’s exclusion from or inclusion in the class on August 16, 2006, which resulted in the parties’ submission of additional briefing. On October 16, 2006, the Panel issued three separate orders: (1) an order excluding Kalmia from the class, based upon the fact that “Kalmia asserted identical claims in a separate, non-class arbitration brought against the same Respondents that was adjudicated on the merits to a final award” and, thus, “that Kalmia is barred by principles of res judicata from being a member of the class in this arbitration;” (2) an order certifying “a nationwide class consisting of all the current limited partners of the Westin Hotels Limited Partnership with the exception of Kalmia Investors, LLC, the Respondents herein, and any person, firm, trust, corporation or other entity affiliated with any of the Respondents;” and (3) an order setting a pretrial schedule in the class arbitration. Pursuant to the Panel’s class certification order, the Respondents mailed a Notice of Pendency of Class Arbitration to the Partnership’s limited partners on November 15, 2006.

Shortly thereafter, the parties, through their respective counsel, began discussing a potential settlement of the class arbitration, and they reached a tentative agreement on or about March 1, 2007. On March 12, 2007, the parties executed settlement documents which, subject to the approval of the Panel, will fully and finally resolve the dispute and allow the Partnership to proceed to complete the distribution of its assets and the winding down of its affairs. The proposed settlement provides for: (1) Respondents’ payment of $2,000,000 to the class (subject to reimbursement pursuant to the indemnification provisions of the Partnership Agreement and related contracts); (2) the transfer and assignment to the class of WHLP Acquisition LLC’s right to receive Partnership liquidating distributions in an amount not to exceed $940,000 (WHLP Acquisition LLC owns and holds approximately 24.95% of the total number of outstanding Partnership limited partnership units); and (3) a comprehensive and mutual release of claims between the class and Respondents, including, but not limited to, a dismissal of the class arbitration and all claims asserted therein. The $2,000,000 settlement payment to the class is included in accrued expenses in the Partnership’s consolidated balance sheets as of March 31, 2007 and December 31, 2006. The cash remaining after satisfying all liabilities will be available to distribute to the General Partner and the limited partners in accordance with the Partnership Agreement.

On March 15, 2007, the Panel chair executed and issued an order: (1) scheduling a hearing on the final approval of the settlement for May 24, 2007 at 9:00 a.m. at the offices of Shugart, Thomson & Kilroy in Kansas City, Missouri; (2) providing that any objections to the proposed settlement, the application for fees and costs, and the Claimants’ awards shall be filed within fifteen days of the hearing; and (3) approving the form and manner of dissemination of the notice of proposed settlement. Pursuant thereto, the notice of proposed settlement was mailed to the current class members on March 27, 2007. The hearing on the final approval of the settlement remains set for May 24, 2007, as described above.

Item 5.	Other Information.

Affiliate Transactions

In the first quarter of 2007, we reimbursed the General Partner approximately $606,000 for general and administrative expenses incurred on our behalf over the last several years.

Investor Relations

The Partnership’s investor relations function is handled by Phoenix American Financial Services, Inc. at 2401 Kerner Boulevard, San Rafael, CA 94901-5529. The toll-free number for Phoenix American Financial Services, Inc. is 1-800-323-5888.

Unit Sales

In 2007, there have been no sales of Units.

Item 6.	Exhibits.

10.1	Settlement Agreement and Release, dated March 12, 2007(1)

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Principal Executive Officer(1)

31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Principal Accounting Officer(1)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer(1)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Accounting Officer(1)

(1)	Filed herewith.

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
Alan M. Schnaid
Vice President, Principal Accounting Officer

Date: May 9, 2007

INDEX TO EXHIBITS

10.1	Settlement Agreement and Release, dated March 12, 2007(1)

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Principal Executive Officer(1)

31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Principal Accounting Officer(1)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer(1)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Accounting Officer(1)

(1)	Filed herewith.